Form 10-K
HUNTWAY PARTNERS L P
filed 1995-03-31
CIK 840335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1994 Commission File Number 1-10091

HUNTWAY PARTNERS, L.P.
(Exact Name of Registrant as Specified in its Charter)

	Delaware	36-3601653
	(State or Other Jurisdiction of 	(I.R.S. Employer
	Incorporation or Organization)	Identification No.)

	25129 The Old Road, #322
	Newhall, California  	91381
	(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number Including Area Code:  (805) 286-1582

Securities Registered Pursuant to Section 12(b) of the Act:

 		Name of Each Exchange
	Title of Each Class	on Which Registered

	Common Units	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No       .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be considered, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to
this Form 10-K. [   ]

At March 14, 1995, the aggregate market value of the Partnership Units held by non-affiliates of the registrant was approximately $4,000,000 based upon the closing price of its units on the New York Stock Exchange Composite tape. At March 14, 1995, there were 11,556,250 Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

	Document 	Form 10-K Part

Specified portions of Registrant's
Registration Statement on Form S-1 as amended by
Amendment No. 3, filed November 9, 1988	Part II









PART I


Item 1.  Business of the Partnership

INTRODUCTION

Huntway Partners, L.P., a Delaware limited partnership (the "Partnership"), owns three crude oil refineries located in California and Arizona. The Partnership is currently operating the two California refineries and in August 1993 shut down the Arizona refinery due to adverse market conditions.

The managing general partner of the Partnership is Huntway Managing Partner, L.P. (the "Managing General Partner"), a Delaware limited partnership. The Managing General Partner owns a 0.9% general partner interest in the Partnership. See "Cash Distribution Policy" and "Management". The Managing General Partner and Huntway Holdings, L.P. ("Huntway Holdings"), the special general partner of the Partnership (the "Special General Partner"), are collectively referred to herein as the "General Partners". The General Partners are under common ownership.

The principal executive offices of the Partnership and General Partners are located at 25129 The Old Road, Suite 322, Newhall, California 91381 and their telephone number is (805) 286-1582.

General:

The three refineries owned by Huntway are located in Wilmington, California, near Los Angeles Harbor, in Benicia, California, near San Francisco Bay and in Coolidge, Arizona, which is midway between Phoenix and Tucson. The Wilmington, Benicia and Coolidge refineries have refining capacities of 6,000 barrels per day ("bpd"), 9,000 bpd and 8,500 bpd, respectively.

The two California refineries produce liquid asphalt products and other light-end products such as gas oil, diesel fuel, naphtha and kerosene distillate, from crude oil obtained from onshore and offshore California production sources. The Arizona refinery, which was shut down in August 1993, also produced jet fuel and diesel fuel. The California refineries supply liquid asphalt to hot mix asphalt producers, material supply companies, contractors and government agencies principally for use in road paving in California, and to a lesser extent Arizona, Nevada, Utah, Oregon and Mexico. The Arizona refinery is owned by a subsidiary of the Partnership, Sunbelt Refining Company, L.P. ("Sunbelt"). The refining business conducted by the Partnership, its subsidiary and its predecessors since 1979 is referred to herein as "Huntway".

Most competing refineries typically produce liquid asphalt as a residual by-product from the refining of higher cost and higher quality, light crude oil into products such as gasoline. In contrast, Huntway's California refineries were designed specifically for the production of liquid asphalt from lower cost, lower quality, heavy crude oil produced in California.

Products and Markets:

Market Area

Huntway markets liquid asphalt primarily in California and, to a lesser extent, in Nevada, Utah, Arizona and Oregon. The market area served by the Wilmington refinery includes the southern portion of California from Bakersfield to San Diego, into Baja, California in Mexico, and east into southern Nevada (the "Southern Market"). The market area covered by the Benicia refinery includes most of northern California from Monterey and Modesto north to southern Oregon and east to northern Nevada and Utah (the "Northern Market"). The Arizona refinery market area, which Huntway no longer services through its Sunbelt refinery, consisted of Arizona (the "Arizona Market").

Liquid Asphalt

Liquid asphalt is Huntway's principal product and accounted for approximately 51% of its revenues in 1994 and 48% 1993. The percentage of total revenue attributed to asphalt increased in 1994 due to the August 1993 closure of Sunbelt which produced more light-end products than the two California refineries. The principal uses of liquid asphalt are in road paving and, to a lesser extent, in the manufacture of roofing products. About 88% of Huntway's liquid asphalt sales consist of paving grade liquid asphalt. The remaining 12% of Huntway's liquid asphalt is sold for use in the production of roofing products such as tar paper and roofing shingles, and other specialty products.

Paving grade liquid asphalt is sold by Huntway to hot mix asphalt producers, material supply companies, contractors and government agencies. These customers, in turn, mix liquid asphalt with sand and gravel to produce "hot mix asphalt" which is used for road paving.

Demand for liquid asphalt is generally lowest in the first quarter of the calendar year, slightly higher in the second and fourth quarters and significantly higher in the third calendar quarter. In particular, liquid asphalt sales in the Northern Market are somewhat more seasonal than sales in the Southern Market (including Arizona) due to the rain and cold weather usually experienced in the Northern Market during the winter months, which affects road paving activities.

Gas Oil

Gas oil accounted for about 29% of Huntway's revenues during 1994 and 25% during 1993. This product is used either as a blending stock with diesel fuel to make marine diesel fuel or by other refiners as a feedstock for the production of gasoline and other light petroleum products.

Kerosene Distillate and Naphtha

Kerosene distillate is primarily sold to customers to be used as a refinery feedstock or diesel blendstock.

Huntway also produces a gasoline range naphtha which is sold to gasoline blenders or to other refiners for blending or production of finished gasoline products. Sales of kerosene distillate and naphtha accounted for approximately 19% and 17% of revenues in 1994 and 1993, respectively.

Jet Fuel

Jet fuel, formerly produced in Arizona, was sold to the Defense Fuels Supply Command - a branch of the U.S. government - and was used as a military aviation fuel. Due to the closure of the Sunbelt Refinery, Huntway did not sell jet fuel in 1994 and it accounted for less than 10% of revenues in 1993.



Diesel Fuel

Diesel fuel, formerly produced in Arizona, was sold to distributors as well as end users for use as a motor vehicle fuel. Sales of diesel fuel accounted for less than 10% of revenues in 1993. With the closure of the Sunbelt refinery, Huntway is no longer producing diesel fuel and sold none in 1994.

Bunker Fuel

This product is used as a fuel by ocean going ships and barges and is sold primarily to ship bunkering companies. Huntway did not sell bunker fuel in 1994. It accounted for less than 1% of revenues in 1993.

Major Customers

One customer accounted for 16% of revenues in 1994 and 14% of revenues in 1993. In the event that one or more customers significantly reduces the level of their purchases from Huntway, Huntway's management believes that it could find alternative purchasers for the affected output and that such reduction would not have a long-term material adverse effect upon the results of Huntway's operations.

Factors Affecting Demand for Liquid Asphalt

General

Demand for liquid paving asphalt products is primarily affected by federal, state and local highway spending, commercial construction and the level of housing starts, all of which are beyond the control of the Partnership. Government highway spending provides a source of demand which is relatively unaffected by normal business cycles but is dependent upon appropriations. During 1994, approximately 85% of liquid asphalt sales were ultimately funded by the public sector. However, the January 17, 1994 earthquake diverted substantial public funds designated for road transportation to freeway and bridge repair. This repair effort primarily utilized concrete and steel, thereby depressing 1994 public funding of conventional asphalt paving. Historically, approximately 70% of Huntway's liquid asphalt sales have been made to purchasers whose business is directly tied to these various governmental expenditures. Over the long term the demand for liquid asphalt will also tend to be influenced by changes in population, the level of commercial construction, and housing activity.

The depressed business environment in California in recent years has adversely impacted demand for asphalt by the private sector. Increased public sector demand has partially mitigated lower private demand. However, in 1994, public funding was diverted to freeway and bridge repair resulting from the January 1994 earthquake. Private asphalt demand remained depressed in 1994 but is expected to increase in future years commensurate with the expected growth in the California economy.

Government Funding

General. With the closure of the Sunbelt refinery in 1993, Huntway's two remaining refineries are in California, therefore the following discussion focuses on government highway funds available in California.

Federal Funding. Federal funding of highway projects is accomplished through the Federal Aid Highway Program. The Federal Aid Highway Program is a federally assisted, state administered program that distributes federal funds to the states to construct and improve urban and rural highway systems. The program is administered by the Federal Highway Administration ("FHWA"), an agency of the Department of Transportation. Substantially all federal highway funds are derived from gasoline user taxes assessed at the pump.

State and Local Funding. In addition to federal funding for highway projects, states individually fund transportation improvements with the proceeds of a variety of gasoline and other taxes. In California, the California Department of Transportation ("CALTRANS") administers state expenditures for highway projects.

In June, 1990 voters in the state of California passed a measure which increased state gasoline taxes from 9 cents per gallon to 14 cents per gallon effective August 1, 1990, and by an additional 1 cent per gallon on each January 1 thereafter through 1994. The additional revenues available to the state are now estimated to be about $14 billion over the decade. However, in June 1994, voters in the State of California rejected a measure that would have provided an additional $2.0 billion to pay for damage to freeways and bridges resulting from the January 17, 1994 earthquake. Accordingly, State funding for earthquake repair projects was achieved by utilizing funds from the existing California transportation budget.

Local governmental units (such as cities, counties and townships) provide additional funding for road and highway projects through various taxes and bond issues.

However, it should be noted that these increases in governmental funding and expenditures to date have not been sufficient to entirely offset the decline in private sector demand as previously outlined.

Crude Oil Supply

Huntway's California refineries require approximately 15,000 bpd of crude oil when operating at their rated capacities. Total refinery capacity in California is approximately 1.95 million bpd according to the 1994 Refining Survey published by the Oil & Gas Journal. California refineries are supplied primarily by onshore and offshore California production and by crude oil transported from Alaskan North Slope production. Current production of crude oil from these sources totals approximately 2.5 million bpd, which is in excess of the refining capacity of California refineries.

Huntway's California refineries are located near substantial crude oil reserves, particularly the offshore Santa Maria Basin. A significant portion of this crude oil is heavy, high sulfur crude oil, which is well-suited for liquid asphalt production due to the higher percentage yield of liquid asphalt per barrel. Current production of heavy crude oil from offshore California sources is approximately 160,000 bpd and is expected to gradually increase in the coming years.

The Arizona refinery is located adjacent to the All-American Pipeline, a common carrier pipeline which transports crude oil from California to Texas.

Huntway coordinates its purchases of crude oil to meet the supply needs of all of its existing refineries. Huntway purchases a substantial portion of its crude oil requirements under contracts with a variety of crude oil producers
for terms varying from 30 days to 90 days.   In addition, Huntway supplements
its contract purchases with purchases of crude oil on the "spot" market.



Competition

The markets for refined petroleum products are highly competitive and pricing is a primary competitive factor. With respect to liquid asphalt, Huntway's management believes that Huntway's reputation for consistently high product quality, its ability to provide high levels of service and its long-standing relationships with its major customers are important to its continued success.

Huntway's five-state market area is served by numerous refineries, including refineries operated by major integrated oil companies and by other independent refiners. Almost all of these refiners are located in California and many have larger refining capacity and greater financial resources than does Huntway. In 1994, Huntway's management believes that Shell Oil Company accounted for a majority of the volume of liquid asphalt sales in the Northern Market and that Huntway and three other competing refineries each accounted for similar portions of the remaining volume of liquid asphalt sales in this market area. Effective January 1, 1994, Chevron ceased producing asphalt in Northern California. Due to the completion of rail offloading facilities in 1993 at Benicia, Huntway was able to increase asphalt sales from its California refineries in 1994 over 1993 by 12%. However, asphalt pricing was adversely impacted in 1994 due to the entry of a new asphalt producer in the Northern California market. Huntway's management believes that Enron accounts for approximately 65% of the liquid asphalt sales in the Southern market and that Huntway and three other competing refineries account for the remainder of liquid asphalt sales. Huntway (through its Arizona-based subsidiary, Sunbelt) ceased production in August 1993 due to adverse market conditions.

Employees

Huntway currently has 73 full-time and 10 part-time employees. The closure of the Arizona refinery in August 1993 reduced employment by 34 employees. None of Huntway's employees is represented by a union, and management believes that labor relations have been excellent.

Environmental Matters

Huntway's refinery activities involve the transportation, storage, handling and processing of crude oil and petroleum products which contain substances regulated under various federal and state environmental laws and regulations. Huntway is also subject to federal, state and local laws and regulations relating to air emissions and disposal of wastewater and hazardous waste, as well as other environmental laws and regulations, including those governing the handling, treatment, release and cleanup of hazardous materials and wastes.

Huntway has from time to time expended significant resources, both financial and management, to comply with environmental regulations and permitting requirements and anticipates that it will continue to be required to expend financial and management resources for this purpose in the future. Stringent new environmental regulations have been adopted recently which will require most refiners in Huntway's market area to expend substantial sums in order to comply. However, these regulations principally impact refiners which produce motor vehicle fuels which Huntway generally does not produce. Compliance with such regulations and requirements has not had a material adverse effect on the assets, financial position or results of operations of Huntway. Huntway estimates that its environmentally-related remediation expenditures in 1995 will total approximately $150,000 with such expenditures totaling $60,000 in 1994 and $60,000 in 1993. Environmentally-related remediation expenditures in 1994 were less than anticipated due to permitting delays resulting from regulatory agencies. This anticipated increase in costs in 1995 is primarily associated with the closure of a hazardous waste surface impoundment at its Wilmington refinery.





Item 2.  Properties of the Partnership

Wilmington Refinery

The Wilmington refinery and its related facilities are located on a seven-acre site under a lease expiring on December 31, 2003. This ground lease covers three contiguous parcels: (a) land owned by and leased directly from Industrial Asphalt on which Huntway's tank farm is located; (b) land owned by the Southern Pacific Railroad leased to Industrial Asphalt for a term ending June 1, 2032 on which the processing facility is located; and (c) two strip parcels bordering the facility owned by Southern Pacific and leased to Industrial Asphalt under a lease cancelable upon 30 days notice which are used for access to the refinery. In addition, the ground lease grants Huntway a non-exclusive license in Industrial Asphalt's rights of access to the properties under an agreement with Southern Pacific. The Partnership has the right to (i) purchase from Industrial Asphalt an undivided interest in the land under the tank farm at fair market value and (ii) assume the two Southern Pacific leases from Industrial Asphalt. Wilmington has 108,000 barrels of crude oil storage on site. Huntway also owns refined product tankage for storage of liquid asphalt and other refined products which Huntway's management believes is adequate for its needs.

Benicia Refinery

The Benicia refinery is located adjacent to the Carquinez Strait, near the San Francisco Bay. The refinery and related facilities are located on nineteen acres of land owned by Huntway. Crude oil tankage at Benicia totals 216,000 barrels, while refined product tankage for storage of liquid asphalt and light oils totals 326,000 barrels. To enhance Benicia's ability to receive crude oil by water and to ship finished products by ship and barge, in 1984 Huntway leased dock and loading facilities for a term expiring February 2031. The dock facilities are connected to the refinery by two two-mile pipelines.

Arizona Refinery

The Arizona refinery and its related facilities are located on a thirty-seven acre parcel leased from the City of Mesa under a lease expiring on April 12, 2008 (with options to renew for up to an additional twenty years until 2028). The Arizona refinery has 100,000 barrels of crude oil storage capacity, and 195,000 barrels of storage capacity for liquid asphalt and other refined products.

Item 3.  Legal Proceedings

In December 1992, the Partnership uncovered certain irregularities in its financial accounts. These irregularities extended to the accounting records utilized in the preparation of the Partnership's quarterly reports on Form 10-Q for 1992, as filed with the Securities and Exchange Commission (SEC). As a result, the quarterly financial information was restated and presented as a part of the Partnership's Annual Report on Form 10-K which was filed with the SEC on March 30, 1993. The Company has reported all of these irregularities to appropriate governmental authorities, including the Securities and Exchange Commission and the U.S. Attorneys office. The Partnership was notified in early December 1992 that the SEC was commencing an informal investigation into these financial irregularities and was further notified in late April 1993 that a formal investigation had begun. The Partnership has cooperated fully with the SEC in its investigation. In July of 1994, the Partnership was notified that the SEC had concluded its investigation and issued an order specifying that the Partnership permanently cease and desist from committing or causing any violations or future violations of Section 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20, 13a-13 and 13b2-1 thereunder. The SEC did not order a monetary penalty as a result of the investigations. The Partnership has consented to the order without admitting or denying any factual allegations contained in the order.

As a result of the Companys disclosures to the U.S. Attorneys office, the Company has received a federal grand jury subpoena seeking documents. The Company is responding to the subpoena and cooperating with the U.S. Attorneys office in the course of this investigation.

In December 1992, two lawsuits were filed against the Partnership and certain of its present and former officers. The lawsuits sought an unspecified amount of damages and alleged that certain statements made by the Partnership failed to adequately disclose material facts that would have impacted the trading value of the Partnership's units. These lawsuits were settled in August 1993 pursuant to which the plaintiffs would receive a combination of $1,200,000 in insurance proceeds and a $150,000 unsecured 7% note payable by the Partnership in installments over a period ending December 15, 1995. The first and second installment payments of $50,000 each plus interest were made on August 15, 1994 and January 15, 1995; the remaining installment of $50,000 plus interest is due on December 15, 1995. The Court granted final approval of the settlement on January 10, 1994.

Also in 1992, the Partnership and its subsidiary, Sunbelt Refining Company, L.P., were charged by the State of Arizona with violations of certain environmental regulations and provisions of the Arizona refinery's installation permit. Sunbelt acknowledged that it had certain environmental compliance problems in the past, but believed that none of these resulted in any harm to public health or to the environment. While Huntway and Sunbelt have consistently denied that any criminal activity occurred, the parties agreed on December 21, 1993 to settle both the State's civil and criminal charges. As part of the settlement, Sunbelt has agreed to pay a penalty of $700,000 over a period of seven years without interest and to undertake certain environmental improvements at the Arizona refinery. The penalty was fully accrued for at June 30, 1994. On December 21, 1993 and January 7, 1994, the Partnership made payments against the penalty of $150,000 and $100,000, respectively. The next installment payment of $100,000 is due on January 7, 1996. The settlement, which consists of a civil consent judgment and a plea agreement, has been reviewed and approved by the court, the U.S. Attorney's Office and the U.S. Environmental Protection Agency. Under the terms of the settlement, Huntway is released from any further liability for the alleged violations and considers the matter closed. Huntway has instituted new programs and procedures to ensure that it is operating in compliance with all environmental laws and regulations.

The Partnership is party to a number of additional lawsuits and other proceedings arising out of the ordinary course of its business. While the results of such lawsuits and proceedings cannot be predicted with certainty, management does not expect that the ultimate liability, if any, will have a material adverse effect on the consolidated financial position or results of operations of the Partnership.


Item 4.  Submission of Matters to a Vote of Unitholders

 No matters were submitted to a vote of Unitholders during calendar year 1994.


PART II

Item 5.  Market for Registrant's Units
and Related Unitholder Matters

Market

As of March 1, 1995 there were approximately 2,000 holders of record of Huntway Partners, L.P. Units. The Units are traded on the New York Stock Exchange under the ticker symbol "HWY". The following table indicates the high and low sale prices of the Huntway Partners, L.P. Preference Units, (see
Note 7, Expiration of Preference Period) as reported by the Composite Transactions listing in the Wall Street Journal for the periods indicated:

Year Ended	                     							Distribution
1993       		High 		Low    		Close   		Paid
1st Quarter		2		    1 1/4	  	1 3/8		   --
2nd Quarter		1 1/2		5/8		    1	      	 --
3rd Quarter		1 1/4		3/4    		7/8    		 --
4th Quarter		1 5/8		3/4	    	1 3/8  		 --

Year Ended                     								Distribution
1994							                           	Paid

1st Quarter 	3		    1 3/8		  2 3/4	   	--
2nd Quarter		2 5/8		1 5/8		  1 3/4	   	--
3rd Quarter		1 3/4		1 1/8		  1 1/8	   	--
4th Quarter		1 1/4		5/8		    1	       	--


Cash Distribution Policy

No cash distributions were paid to holders of Preference Units or Common Units during 1994.

Cash distributions to holders of Preference Units were suspended effective November, 1990 due to Huntway's operating and working capital needs for the fourth quarter, coupled with its bank principal and capital expenditure requirements.

Under the Partnership's June 23, 1993 restructuring agreement with its principal lenders, cash distributions to unitholders are prohibited until the earlier of payment in full on all obligations to the lenders or December 31, 2008.

"Cash Distribution Policy" is incorporated by reference herein to pages 17 through 20 of the Partnership's Registration Statement on Form S-1 dated November 9, 1988, Registration No. 33-24445.


Item 6.  Selected Financial Data

(In thousands except per unit and per barrel data)

The following historical selected financial data as of and for each of the years in the five-year period ended December 31, 1994, are derived from the financial statements of Huntway Partners, L.P., which have been audited by Deloitte & Touche LLP, independent auditors, which financial statements and reports thereon (except for 1990 and 1991 and as to the balance sheet, 1992)
are included elsewhere herein.   All of the selected information should be
read in conjunction with the financial statements and notes  thereto.



													Huntway  Partners, L.P. Historical


							 			 Year Ended

				 						December 31,
			              	1990	    		1991     			1992		    	1993      			1994
OPERATING DATA

Revenues        		$119,559   $115,843  		$104,943  		$100,947  		$	75,394
Crude Oil,  Processing,

   Selling and Administrative

   Cost and Expenses	 121,986  101,116 	  106,057 			92,518(d)    	71,058
Interest Expense				    7,871    8,706      8,632  			7,280 		     	4,984
Provision for Plant
  Closure		             		 --   			 --      		 -- 			16,013(c) 	      	--
Depreciation and

   Amortization				     4,239    2,999      4,567  			3,806(e)     	2,356
Net Income (Loss)			$	(14,537)		$3,022  	$(14,313)	$(18,670)(c)(d)(e) $(3,004)
Net Income (Loss)

   Per Unit (a)    			$	(1.27)		$	0.26		 $ 	(1.24)	$ 	(1.60)   		$	(0.26)


Barrels Sold				        5,765    6,101      5,807  			5,414 		    	4,406
Revenues Per Barrel			$	20.74 	$	18.99   	$	18.07 		$	18.65    		$	17.11


BALANCE SHEET DATA

Working Capital			$(26,339)(b) 	$(19,981)(b) $(83,482)(b)  $2,289(b) 	$2,725(b)
Total Assets			      106,890(b)  110,891(b) 		107,232(b) 		90,745(b)	85,796	(b)
Long-term Obligations 43,600 		   51,667 	      		742   			89,570 			91,312
Partners' Capital 16,912(b) 19,934(b)	5,621(b)	(13,049)(b)(c)(d)(e) (16,053)(b)



a)	Assumes that a weighted average of 11,319,949 units were outstanding  in
1990 and that 11,556,250 units were outstanding in 1991 through 1994. The allocation to the general partners of their interest in net income (loss) has been deducted before computing net income (loss) per unit.

b)	After the cumulative LIFO reserve of $641, $1,220, $36  and $1,203 in 1990,
1991, 1992, 1993 and 1994,  respectively - see Note 2.

c)	Non-recurring charges recorded in June 1993 relating to the Sunbelt refinery which was shut down in August 1993.

d)	Includes $2,078 of non-recurring charges relating to professional fees incurred relating to the restructuring of indebtedness completed in 1993.

e)	Includes $778 of non-recurring charges relating to amortization of loan acquisition costs.



Item 7.   Management's Discussion and Analysis of Results of

Operations and Financial Condition


Throughout the following discussion, the business operated by Huntway Partners, L.P. is referred to as "Huntway".

The following should be read in conjunction with the foregoing "Selected Financial Data" and the historical financial statements and notes included elsewhere in this report.

RESULTS OF OPERATIONS

Huntway is principally engaged in the processing and sale of liquid asphalt products, as well as the production of other refined petroleum products such as jet fuel, diesel fuel, gas oil, naphtha, kerosene distillate and bunker fuel.

Huntway's ability to generate income depends principally upon the margins between the prices for its refined petroleum products and the cost of crude oil, as well as upon demand for liquid asphalt, which affects both price and sales volume.

Historically, refined petroleum product prices (including prices for liquid asphalt although to a lesser degree than Huntways other refined petroleum products) generally fluctuate with crude oil price levels. Accordingly, there has not been a relationship between total revenues and income due to the volatile commodity character of crude oil prices.

Accordingly, income before selling and administration, interest and depreciation expense provides the most meaningful basis for comparing historical results of operations discussed below.

1994 COMPARED WITH 1993

Net loss for the year ended December 31, 1994 was $3,004,000, or $.26 per unit, compared with a net loss of $18,670,000, or $1.60 per unit during 1993.

The decrease in the net loss is principally attributable to costs related to the closure and revaluation of the Sunbelt refinery in 1993. In 1993, the Partnership wrote down the carrying value of the Sunbelt refinery and related assets to their estimated fair values by recording a provision of $16,013,000 including a provision for net estimated closure and maintenance costs during the shut- down period. Additionally, net operating losses at Sunbelt in 1993 were $630,000. Absent these charges, the Partnership would have incurred a loss of $2,027,000 in 1993 versus a loss of $3,003,000 in 1994. The decrease in California results between years is primarily due to reduced operating margin partially offset by lower selling, general and administrative and lower interest and depreciation and amortization expense as explained below.

The following table sets forth the effects of changes in price and volume on sales and crude oil processing costs on the year ended December 31, 1994 as compared to the year ended December 31, 1993:

                        	        				Crude &     			Net     	     	Barrels
                  			Sales		        	Processing		  	Margin     	  	Sold
Year Ended
  December 31, 1993		$	100,947,000 		$	84,634,000 		$	16,313,000 		5,414,000

Less Sunbelt
  Contribution	      		(18,522,000)			(19,152,000)    			630,000 		(979,000)

  Subtotal		           	82,425,000  			65,482,000 		 	16,943,000 	4,435,000

Effect of Changes
  in Price	           		(6,492,000)  			1,822,000  			(8,314,000)

Effect of Changes
  in Volume	            		(539,000)   			(428,000)	   		(111,000)		(29,000)

Year Ended
  December 31, 1994	  $	75,394,000 		$	66,876,000 	 	$	8,518,000 4,406,000

As reflected in the table above, the net margin fell $8,425,000, or 50%, between periods. Volume in terms of barrels sold fell less than 1% versus 1993 while crude and processing costs rose 3% versus prior year. However, product prices fell 9% between periods. In 1993, average product prices were $18.59 a barrel versus $17.11 in 1994. Meanwhile, crude and processing costs averaged $14.76 a barrel in 1993 versus $15.18 a barrel in 1994.

Huntways 1994 operating results (and specifically asphalt prices) were adversely impacted by the January 17, 1994 earthquake in Southern California. The earthquake reduced demand for asphalt in Southern California due to lack of funding and a lack of equipment and personnel. Transportation dollars (both State and Federal) were diverted from conventional asphalt road repair work to concrete, steel and engineering expenditures which are all necessary to repair freeways and bridges. In addition, road construction equipment and CALTRANS personnel were diverted to earthquake repair projects. This lack of demand for asphalt caused lower asphalt prices in Southern California. In Northern California, additional competition beginning in the summer of 1994 caused asphalt prices to decline in the second half of the year.

Huntways other refined petroleum products such as gas oil, naphtha and kerosene distillate also fell in price in 1994. The fall in price for these products reflect a number of factors including weak worldwide wholesale refinery margins as well as the effects of excess diesel and gasoline inventories on the west coast of the United States coupled with the impact of clean fuel requirements mandated to begin January 1, 1995. Cleaner, reformulated fuels were mandated by the Environmental Protection Agency (EPA) and the California Air Resources Board. The production of the clean fuels in 1994 for sale in 1995 caused inventories to increase on the West Coast as demand remained flat and production increased. Inventories of fuels that did not meet clean fuel specifications and that could not be sold at retail effective January 1, 1995 were sold at reduced prices which, in turn, caused Huntways light oil prices to decline.

Major U.S. and European refineries experienced weak wholesale margins in 1994 due to a myriad of market factors (most notably, excess supply due to excess production); but for many of these refineries, their proprietary retail outlets were achieving strong margins which tended to mitigate their weak wholesale margins. Huntway does not operate any retail outlets and, accordingly, its margins for its other refined petroleum products were hurt by weak wholesale refinery margins.

Despite the fact that average crude and processing costs in 1994 approximated 1993, crude costs rose throughout 1994 due to the January 1994 earthquake which destroyed one of the two pipelines which carried the heavy, lower-priced crudes that Huntway purchases for its Southern California refinery. As a result, crude oil that could be delivered into the Los Angeles area was able to command higher premiums which also contributed to higher relative posted prices for all California crude oil.

Selling, general and administrative expenses fell sharply in 1994 to $4,182,000 versus $7,884,000 in 1993, or a decline of 47%. This decline primarily reflects lower professional fees as 1993 results included significant professional fees relating to the debt restructuring. In addition, insurance expenses were reduced due to efforts installed to reduce costs and bad debt expense was reduced due to better collection experience.

Interest expense declined $2,296,000, or 32%, due to the restructuring of the Partnerships indebtedness in 1993.

Depreciation and amortization declined $1,450,000, or 38%, due to write down of certain Sunbelt-related assets in 1993 as well as write off in 1993 of previously recorded loan origination fees.

OUTLOOK AND FACTORS THAT AFFECT FUTURE RESULTS

A number of uncertainties exist that may affect Huntways future operations including the possibility of further increases in crude costs that may not be able to be passed on to customers in the form of higher prices. Additionally, crude costs could rise to such an extent that Huntway may not have sufficient letter of credit availability to purchase all the crude it needs to sustain operations to capacity, especially during the summer season. If this occurred, Huntway would be forced to reduce crude purchases which could adversely impact results of operations. The Partnerships primary product is liquid asphalt. Most of Huntways competitors produce liquid asphalt as a by-product and are of much greater size and have much larger financial resources than the Partnership. Accordingly, the Partnership has in the past, and may in the future, have difficulty raising prices in the face of increasing crude costs. As for many of Huntways competitors, the margins they receive on asphalt is not as important to their operations as asphalt margins are to Huntway.

Crude costs increased in 1994 due to the effects of the January 17, 1994 earthquake which destroyed one of the primary pipelines bringing crude to its Wilmington refinery. Both of Huntways California refineries are vulnerable to disruption in operations and reduced operating results due to the possibility of additional earthquakes in California.

In 1994, the Partnership increased its exports to Mexico and is optimistic that additional exports to Mexico will occur in 1995. However, uncertainty exists due to the dramatic fall in the Mexican peso in late 1994 and early 1995. The fall in the peso makes Huntways refined petroleum products more expensive in Mexico. However, the Partnership cannot presently determine what effect the recent drop in the peso will have on its future exports to Mexico.

In 1994, significant public expenditures were required to repair freeways and bridges that were damaged as a result of the January 17, 1994 earthquake. Absent the earthquake, some of these funds would have been expended on conventional asphalt road construction and repair. Additionally, in June 1994, the voters of California rejected a measure that would have provided an additional $2.0 billion to pay for this damage to freeways and bridges that occurred due to the earthquake. Accordingly, uncertainty exists regarding the level of public road construction that will occur in 1995 due to the diversion of significant funding in 1994 away from conventional asphalt road construction and repair. If public funding for this conventional road construction and repair were significantly reduced, operating results would be adversely affected.

Uncertainty also exists due to the weather, as cold, wet weather is not conducive to asphalt road construction and repair. Accordingly late 1994 results and early 1995 results were adversely impacted by unseasonably wet weather in California. As a result, the Partnership expects to report a 1995 first quarter loss substantially in excess of the 1994 first quarter loss of $949,000.

As a result of the factors described above, the outlook for the balance of the year is uncertain, as results will depend to a large extent on crude prices and public funding availability. The Partnership remains optimistic about export growth potential and growth in the sale of higher margin polymer based asphalt products. However, growth in these areas are also influenced by funding uncertainties. Recent heavy rainfall in California has damaged asphalt roads throughout the State which will eventually lead to increased repair activity. Additionally, projected population growth in California and an improving economy bodes well for future public and private road construction activity.

Because of the foregoing, as well as other factors affecting the Partnerships operating results, past financial performance should not be considered to be a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

1993 COMPARED WITH 1992

Net loss for the year ended December 31, 1993 was $18,670,000, or $1.60 per unit, compared with a net loss of $14,313,000, or $1.24 per unit, during 1992.

The increase in the net loss is principally attributable to costs related to the closure and revaluation of the Sunbelt refinery. The Sunbelt refinery was closed in August 1993 due to poor margins at the refinery resulting from an excess supply versus demand condition for asphalt in the State, limited working capital availability which restricted the ability of the Partnership to purchase crude oil for the Sunbelt refinery and, to a lesser extent, the impact of ongoing environmental investigations by the State of Arizona which was settled in December 1993. Accordingly, the Partnership wrote down the carrying value of the refinery and related assets to their estimated fair value at June 30, 1993. The provision for plant closure totaled $16,013,000 and consisted of the write off of various intangible assets totaling $4,037,000, the write down of the physical plant and related assets of $9,376,000 as well as a provision for net estimated closure and maintenance costs to be incurred during the shut down period of $2,600,000. The improvement in California results between years is primarily attributable to improved margins offset by significantly higher selling and administrative expenses as discussed below.

The following table sets forth the effects of changes in price and volume on sales and crude oil processing costs on the year ended December 31, 1993 as compared to the year ended December 31, 1992:

                               						Crude &     			Net	         	Barrels
	                  		Sales        			Processing 	 		Margin      		Sold
Year Ended
  December 31, 1992		$	104,943,000 		$	99,828,000 		$	5,115,000 		5,807,000

Effect of Changes
  in Price 	           		3,106,000  			(8,438,000)			11,544,000
Effect of Changes
  in Volume          			(7,102,000) 			(6,756,000)	  		(346,000)		(393,000)

Year Ended
  December 31, 1993	 	$	100,947,000  $	84,634,000 	$	16,313,000 		5,414,000

As reflected in the table, the net margin between sales and crude and processing costs improved 242% from $.88 per barrel for 1992 to $3.01 per barrel for 1993. Over all, net margin improved by $11,198,000, or 219%, while sales volume in terms of barrels sold declined 7% for the year due to the wind-down of operations at the Arizona refinery. Sales prices averaged $18.65 per barrel for 1993 as compared to $18.07 per barrel for 1992, an increase of 3% as a result of higher asphalt prices, especially in Northern California as a major competitor announced in September that it would be withdrawing from the Northern California asphalt market effective January 1, 1994. Increased sales of higher value polymer modified asphalt also contributed to higher overall product prices as demand for the rubberized asphalt product is increasing. In addition, during 1993, uncertainties over the availability of California Air Resources Board (CARB) specification diesel fuel which began to be required in certain market areas effective October 1, 1993 caused middle distillate refining margins to rise for much of the year. As the requirements to use CARB diesel statewide were relaxed from prior directives, middle distillate prices fell in the fourth quarter 17% from the average of the first nine months of 1993. Crude and processing costs averaged $15.63 and $17.19 for the year ended December 31, 1993 and 1992, respectively, a decrease of $1.56, or 9%. The decline in crude oil prices are difficult to explain with any degree of reliance but generally crude prices declined in 1993 reflective of an excess supply versus demand position worldwide. Worldwide market conditions dictate minor to moderate swings in crude prices such as occurred in 1993 and 1992.

Selling, general and administrative costs increased to $7,884,000 compared to $6,229,000 in 1992, primarily as a result of a $1,515,000 increase in professional fees. These increased fees resulted from financial restructuring, litigation and ongoing investigations by Federal and State agencies. Interest expense decreased $1,352,000, or 16%, in 1993 over 1992 due to the impact of the financial restructuring. Depreciation expense decreased $761,000, or 17%, in 1993 due to write down of the Sunbelt refinery partially offset by write-off to amortization expense of $778,000 in loan origination fees at June 30, 1993.

CAPITAL RESOURCES AND LIQUIDITY

The pricing factors that affect the Partnerships cash requirements and liquidity position are fluctuations in the selling prices for its refined products caused by local market supply and demand factors including public and private demand for road construction and improvement. Secondly, demand for diesel fuel and gasoline, as well as fluctuations in the cost of crude oil which is impacted by a myriad of market factors, both foreign and domestic, influence the Partnerships cash requirements and liquidity positions. In addition, capital expenditure requirements, including costs to maintain compliance with environmental regulations as well as debt service requirements, impact the Partnerships cash needs.

The Partnerships 1994 results were adversely impacted by the January 17, 1994 earthquake. The earthquake damaged a key pipeline which supplies Southern California with the heavy California crude oil that Huntway refines into its asphalt and other products. This damage caused prorations on the remaining pipeline as the demand for crude through the pipeline exceeded supply. Accordingly, this caused crude prices for the Partnership to rise. Additionally, repair work to Southern California freeways and bridges damaged by the earthquake were funded with State and Federal transportation dollars. This diverted public funding from conventional asphalt road repair projects. This diversion reduced demand for asphalt in Southern California causing prices to decline. In Northern California, additional competition caused asphalt prices to decline in the second half of 1994. Meanwhile, gas oil, naphtha and kerosene distillate prices fell in 1994 in response to weak wholesale refinery margins.

The combination of reduced prices and higher crude costs squeezed margins in 1994. Another factor contributing to higher crude costs was the increase in world crude prices in 1994. World crude prices increased in 1994 in response to increased demand as world economies improved. In addition, stable production by OPEC producing countries (caused in part by the lack of Iraqian production due to the continued boycott of its crude oil) prevented an oversupply of crude, which in turn supported world crude prices. Finally demand for lower-priced heavy California crude increased because other refineries began to realize that they could use these lower-priced crudes in their refinery process.

The combination of these factors caused margins to fall which adversely impacted the Partnerships 1994 cash flow.

Cash declined $1,761,000 to $5,984,000 at December 31, 1994 from $7,745,000 a year earlier. Capital expenditures totaled only $669,000 in 1994 while principal payments on debt totaled $4,478,000. Over the three-year period 1991 to 1994, cash and cash equivalents increased by $5,863,000.

Operating cash flow in 1994 totaled $3,386,000. The net loss in 1994 of $3,004,000 was partially offset by depreciation and amortization of $2,356,000. Cash flow was generated in 1994 through the conversion of $3,899,000 in accrued interest to debt and from reductions in accounts receivable of $1,644,000 due to reduced sales levels in the fourth quarter of 1994 versus the fourth quarter of 1993 due to reduced asphalt prices and reduced volume due to heavy rainfall in December 1994 in California. Asphalt is not usually sold in wet, cold weather. Cash was also provided by the $927,000 increase in accounts payable due to the impact of higher crude costs in late 1994. Inventory remained essentially flat decreasing only $132,000 in 1994 thereby contributing modestly to operating cash flow. Offsetting these increases were increases in prepaid expenses of $275,000 due to unamortized turnaround expenses and the timing of insurance expenditures. Accrued liabilities decreased $1,261,000 in 1994 primarily due to payments made against property tax accruals. Finally, the Sunbelt closure reserve was decreased $1,032,000 to provide for closure and maintenance costs during the shut-down period.

Operating cash flow determinants in 1993 include the net loss of $18,670,000 inclusive of non-cash charges of $13,413,000 relating to the write down of the Sunbelt refinery assets as well as depreciation and amortization of $3,806,000. Additionally, new debt of $6,538,000 was recorded due to conversion of accrued interest. Other components of cash flow from operating activities, which totaled $2,726,000 in 1993, include decreases in inventory of $3,184,000 and decreases in accounts receivable of $3,634,000 primarily due to the shutdown of the Partnerships Sunbelt refinery; increases in accrued liabilities of $852,000 primarily relating to provisions for property taxes, decreases in accounts payable of $6,352,000 relating to the shutdown of the Arizona refinery and decreases of $4,193,000 in accounts payable relating to Huntway as $3,871,000 of overdue crude obligations were paid off with new borrowings in early 1993.

Operating activities in 1992 used 5,527,000 in cash and reflected losses (net of depreciation and amortization) of $9,746,000 due to low product prices. Operating cash was generated in 1992 from the reduction in accounts receivable of $2,158,000 due to reduced sales levels resulting from lower product prices and lower volume stemming from reduced business activity in the markets that Huntway serves due to the lingering recession in the Western United States. Cash of $1,967,000 was generated in 1992 from deferred revenue prepayments on future deliveries of products. Accrued liabilities increased $3,342,000 primarily due to accrual of unpaid interest and the fact that a scheduled interest payment of $2,154,000 was unpaid at December 31, 1992 due to cash liquidity problems. Accounts payable declined $2,745,000 in 1992 due to lower crude purchases stemming from the cash liquidity problems that became apparent in the fourth quarter of 1992.

Investing activities, as defined for the Statement of Cash Flows, have primarily related to expenditures for required environmental compliance in 1992, 1993 and 1994. Investing activities in 1994 totaled $669,000 and were less than anticipated as certain expenditures scheduled for 1994 were postponed to 1995. The Partnership anticipates in 1995 that its capital expenditures will total approximately $1,300,000, substantially all of which will be required to maintain compliance with environmental regulations. Capital expenditures in 1995 will be financed through a combination of cash on hand and expected operating cash flow.

Cash flow from financing activities used $4,478,000 in cash in 1994 as the Partnership paid its scheduled indebtedness under its restructuring agreement with its lenders. In 1993, cash flow from financing activities provided $6,031,000 in cash, while in 1992 cash flow provided by financing activities totaled $8,090,000. These borrowings were necessary as a result of reduced sales prices and reduced volume in the second half of 1992 and early 1993 and were used to finance operations and to reduce accounts payable obligations.

On June 23, 1993, the Partnership reached agreement with its principal lenders, restructuring approximately $75,300,000 of indebtedness including accrued interest. The restructuring involves all of the Partnerships long-term debt with the exception of its capital lease obligation and its senior 1993 variable rate demand industrial development revenue bonds and extends the maturity of the borrowings as well as reducing the overall interest rates charged. The agreement also restructured $7,000,000 of indebtedness to an affiliate of its General Partner of which $2,000,000 was received by the Partnership on December 11, 1992. On April 13, 1993, the Partnerships bank exercised a guarantee in the amount of $5,000,000 issued by the affiliate of the General Partner.

Under the agreement, the Partnership made payments in 1994 of principal and interest aggregating $4,500,000. In 1995 and thereafter through 2008, the Partnership must make annual payments of at least $5,000,000; except that annual payments may not be less than the number of years subsequent to 1994 times $5,000,000 less $1,000,000. These payments will be made on a quarterly basis. In addition to these minimum payments, the Partnership is also obligated to pay its principal lenders, under certain conditions, 75% of excess cash flow (under a defined formula) on a quarterly basis.

The agreement also provided the principal lenders with warrants to purchase 3,886,816 of the Partnerships common units at an exercise price of $.875 per unit. The warrants expire on December 31, 2008 and contain certain anti-dilution provisions that, among other things, would become effective if the Partnership were to issue units at less than market value. The agreement contains certain covenants including certain financial and working capital covenants. The agreement prohibits distributions to unitholders until all debt covered by the restructure agreement is paid in full excluding the $7,000,000 Junior Subordinated Debenture.

The agreement provides for a $17,500,000 letter of credit facility through December 31, 2000. This facility, which increased to $18,500,000 from June 1, 1994 through October 31, 1994, provides for crude purchase, hedging and other activities. Fees for this facility are 2% on the face amount of any letter of credit issued up to an aggregate of $14,500,000 and 3% on the face amount of any letter of credit issued above that amount.

The Partnership is currently in discussions with its lenders regarding a possible refinancing of its indebtedness. The Partnership has engaged an advisor to assist it in this process. Presently, the Partnership cannot determine if it will be successful in refinancing its current indebtedness nor can it presently determine what impact a possible refinancing would have on its current financial position. It is possible, however, that a refinancing could result in substantial dilution to existing unitholders.

Management is addressing all areas of the Partnerships operations in an effort to reduce costs, improve profitability and to provide a sound basis for future operations. This evaluation resulted in the decision in 1993 to temporarily suspend operations at its Sunbelt refinery located in Coolidge, Arizona, until such time as there is a sustained improvement in market conditions and to pursue a processing arrangement or sale of the refinery.
The primary factors involved in the Partnerships decision were poor margins at the facility, a limitation on working capital availability and, to a lesser extent, the impact of an environmental lawsuit and investigations filed by the State of Arizona which was settled in 1993. The Partnership currently believes it may eventually reopen the refinery as a terminal when market conditions improve, which is not expected until late 1996 or 1997 due to continued slow road construction activity in Arizona. Additionally, the Partnership has temporarily frozen wages for all employees effective
January 1, 1995 and has made modifications to its employee benefit package to conserve cash and reduce costs.

In 1993, the Partnership settled two significant lawsuits. As part of these settlements, the Partnership paid $250,000 in 1993 towards a $700,000 settlement with the State of Arizona. The next $100,000 installment on this penalty is due on January 15, 1996. Additionally, the Partnership settled a lawsuit stemming from certain statements made by the Partnership that allegedly failed to adequately disclose material facts that would have impacted the trading value of the Partnerships units. As part of the settlement, Huntway made a $50,000 payment plus interest at 7% in 1994 and will make payments of $100,000 plus interest at 7% in 1995.

The Partnership currently believes it will be able to meet its obligations in 1995 through a combination of cash on hand and anticipated future operating cash flows. However, due to the volatility of the business in which Huntway operates, there can be no assurance that such cash flow will be adequate to sustain operations and service indebtedness in future periods.

The Partnership believes its current level of letter of credit facilities are sufficient to guarantee expected near-term requirements for crude oil purchases, collateralization of other obligations and for hedging activities. However, due to the volatility in the price of crude oil, there can be no assurance that these facilities will be adequate in future periods.



INDEPENDENT AUDITORS' REPORT

Operating Committee and Partners
Huntway Partners, L.P.
(A Limited Partnership)


We have audited the accompanying consolidated balance sheets of Huntway Partners, L.P. (a limited partnership) and subsidiary as of December 31, 1994 and 1993 and the related consolidated statements of operations, partners' capital (deficiency) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huntway Partners, L.P. and its subsidiary as of December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.
















Deloitte & Touche LLP
Woodland Hills, California
February 2, 1995

HUNTWAY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
December 31,  1994 and  1993
(in thousands)

ASSETS
                                      		Notes    		 1994			   1993

Current Assets:
  Cash	                                           		$	5,984 		$	7,745
  Accounts Receivable	                  	2, 3	       	2,485  			4,129
  Inventories	                          	2, 3       		4,044  			4,165
  Prepaid Expenses	                                  			749 	   		474
Total Current Assets			                             	13,262 			16,513
Property - Net	                         	2, 3      		69,857 			71,230
Other Assets -- Net	                    	2            		805  			1,072
Goodwill		                               2	          	1,872  			1,930
Total                                           			$	85,796 	$	90,745


LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)


Current Liabilities:
  Accounts  Payable			                             $	5,984 		$	5,057
  Current Portion of Long-term
    Obligations		                        3	         	2,418  			4,737
  Reserve for Plant Closure	            	5           		242  			1,274
  Accrued Interest		                                 		241    			232
  Other Accrued Liabilities		            2	         	1,652  			2,924
Total Current Liabilities			                       	10,537 			14,224
Long-term Debt		                         3        		90,862 			89,020
Other Long-term Obligations		            4           		450    			550
Commitments & Contingencies		            4, 8, 9
Partners' Capital (Deficiency):		        3, 6, 7, 10
  General Partners			                                	(160)	 		(130)
  Limited Partners	                             			(15,893)	(12,919)
Total Partners' Capital (Deficiency)	           			(16,053)	(13,049)
Total	                                          		$	85,796 $	90,745









See accompanying notes to consolidated financial statements.

HUNTWAY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 1994, 1993 and 1992

(in thousands, except per unit data)

                         			NOTES   			1994		    	1993	     		1992
Sales	                     	11       		$	75,394 		$	100,947 		$	104,943
Costs & Expenses:

    Crude Oil &
      Processing Costs   			2	         		66,876 	 		84,634   			99,828
    Selling and
      Administration Expenses      			 			4,182   			7,884   	 		6,229
    Provision for Plant
      Closure            			5	             		--  			16,013      			---
    Interest Expense		     	3	          		4,984   			7,280    			8,632
    Depreciation and
      Amortization	       		2	          		2,356   			3,806    			4,567
Total Costs and Expenses	           					78,398 			119,617  			119,256
Net Income (Loss)        			2	         		(3,004)			(18,670) 			(14,313)

Net Income (Loss) Per Unit 	2, 6      		$	(0.26)	 	$	(1.60)  		$	(1.24)




HUNTWAY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF  PARTNERS' CAPITAL (DEFICIENCY)

For the years ended December 31, 1994, 1993 and 1992

(in thousands)
                           								General 	Limited
                           								Partners Partners		 Totals

Balance at December 31, 1991							$	 --  		$	19,934 		$	19,934
Net Loss for the Year Ended

    December 31, 1992						         		--  			(14,313)			(14,313)
Balance at December 31, 1992				  				--    			5,621   			5,621
Net Loss for the Year Ended

    December 31, 1993				       				(130)	 		(18,540)			(18,670)
Balance at December 31, 1993								(130)	 		(12,919)			(13,049)
Net Loss for the Year Ended

   December 31, 1994						         		(30)  			(2,974)			(3,004)
Balance at December 31, 1994							$	(160) $	(15,893) $(16,053)








See accompanying notes to consolidated financial statements.

HUNTWAY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 1994, 1993 and 1992

(in thousands)
		                                      	1994    			1993	     		1992
Cash Flows From Operating Activities:

  Net Income (Loss)                    		$	(3,004)		$	(18,670)		$	(14,313)
  Adjustments to Reconcile Net Income

    (Loss) to Net Cash Provided by Operations:

    Amortization of Loan Fees		              	--    			1,026      			445
    Other Depreciation and Amortization		 	2,356    			2,780    			4,122
    Interest Expense Paid by the         		3,899   	 		6,538
      Issuance of Notes
    Write Down of Assets	                  		--    			13,413      			--
  Changes in Operating Assets and Liabilities:

    Decrease (Increase) in Accts.
      Receivable                       			1,644     			3,634   			2,158
    Decrease (Increase) in Inventories		   	132     			3,184     			584
    Decrease (Increase) in Prepaid
      Expenses	                          		(275)	    		1,207  			(1,087)
    Increase (Decrease) in
      Deferred Revenues	                   		-- 	   		(1,967)   		1,967
    Change in Plant Closure Reserve	   		(1,032)		    	1,274     			---
    Increase (Decrease) in Accounts
      Payable                            			927   			(10,545)	 		(2,745)
    Increase (Decrease) in Accrued
      Liabilities	                     		(1,261)      			852   			3,342
Net Cash Provided By (Used By)

Operating Activities	                   		3,386     			2,726  			(5,527)

Cash  Flows From Investing Activities:

  Additions to Property	                		(745)	   		(1,000)	 		(2,210)
  Additions to Other Assets	              		76      			(156)    		(330)
Net Cash Used By Investing Activities	  		(669)    		(1,156)	 		(2,540)

Cash Flows From Financing Activities:

  Proceeds of Bank Notes Payable	         		--     			5,872   			9,516
  Proceeds of Other Notes Payable	        		--       			571   			3,257
  Repayments of Long-term Obligations			(4,478)	     		(412)	 		(4,683)
Net Cash Provided by (Used by)

Financing Activities	                 		(4,478)    			6,031  			8,090
Net Increase (Decrease) In Cash		      	(1,761)	   	 	7,601    		 	23
Cash Balance Beginning of Year        			7,745       			144    			121

Cash Balance End of Year	             	$	5,984    		$	7,745   		$	144

Supplemental Disclosures:
  Interest Paid During the Period	    	$	1,074    		$	1,127 		$	6,467


See accompanying notes to consolidated financial statements.

NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

On June 23, 1993, Huntway Partners, L.P. restructured $82,300,000 of indebtedness. The restructuring resulted in a reduction of the interest rate on the indebtedness as well as reducing the required minimum annual debt service obligation. In 1994, in accordance with its agreement with its lenders (see Note 3. Financing Arrangement), Huntway paid $4,500,000 in combined principal and interest payments against this indebtedness.

At December 31, 1994, the cash position of the Partnership was $6.0 million. In the opinion of management, cash on hand together with anticipated cash flow in 1995 will be sufficient to meet Huntways minimum debt service and other obligations in the current year.

NOTE 2.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General. Huntway Partners is engaged primarily in the operation of a 6,000 barrel-per-day oil refinery located in Southern California, a 9,000 barrel-per-day oil refinery located in Northern California and an 8,500 barrel-per-day refinery in Arizona (see Note 5, Plant Closure), which produce and sell refined petroleum products. Huntway Partners has adopted a calendar year fiscal period.

The Partnership is subject to various environmental laws and regulations of the United States and the states of California and Arizona. As is the case with other companies engaged in similar industries, the Partnership faces exposure from potential claims and lawsuits involving environmental matters. These matters may involve alleged soil and water contamination and air pollution. The Partnership's policy is to accrue environmental and clean-up costs when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable.

Total limited partnership units outstanding at December 31, 1994, 1993 and 1992 were 11,556,250. In addition, 3,886,816 warrants to purchase limited partnership units at $.875 per unit through December 31, 2008 were issued as part of the Partnership's June 23, 1993 restructuring.

Principles of Consolidation. The consolidated financial statements include the accounts of Huntway Partners and its subsidiary, Sunbelt Refining Company, L.P. ("Sunbelt"). All significant inter-company items have been eliminated in consolidation.

Exchange Transactions. In connection with its refinery activities, Huntway Partners engages from time to time in exchange transactions common to the industry where crude oil or refined product is exchanged with other unrelated entities for similar commodities.

The accounting of such exchanges is based on the recorded value of the commodities relinquished. Net exchange balances included in accounts receivable at December 31, 1994 and 1993 were comprised of receivables of $3,403 and $17,964, respectively, offset by payables of $28,332 in 1994 and $21,666 in 1993. The gain or loss from such transactions has not been significant to Huntway Partners' consolidated financial statements.

Environmental Costs. The Partnership expenses or capitalizes costs associated with environmental clean-up and other repairs and maintenance at its refineries in accordance with Emerging Issues Task Force Topic 90-8 and exhibits thereto.

Turnaround Costs. Cost of turnarounds, which consist of complete shutdown and inspection of a refinery unit for repair and maintenance, are deferred and amortized over the estimated period of benefit which generally ranges from two to five years.

Income Taxes. No provision has been made for income taxes in the accompanying consolidated financial statements. The taxable income or loss of Huntway Partners is allocated to each partner in accordance with the provisions of the Partnership agreement.

The taxable income or loss allocated to the partners in any one year may vary from the amount of income or loss reported for financial statement purposes, due to differences between the time that certain income and expense items are recognized and the time when they are reported for financial statement purposes.

The partnership agreement of Huntway Partners provides generally that income, loss and cash distributions be allocated 1 percent to the general partner and 99 percent to the limited partners.

In turn, each partner's tax status will determine the appropriate income tax for that partner's allocated share of Huntway Partners' taxable income or loss.

Inventories. Crude oil and finished product inventories are stated at cost determined by the last-in, first-out method (LIFO) , which is not in excess of market.

Management believes the LIFO method of accounting for inventories is preferable because it more closely matches revenues and expenses and reflects the prevailing practice in the petroleum industry.

The effect of LIFO was to increase the net loss and net loss per limited partners in 1994 by approximately $1,167,000 and 10 cents and to decrease the net loss and net loss per limited partner unit in 1993 by approximately $1,184,000 and 10 cents. In 1992, the effect of LIFO was to increase the net loss and net loss per limited partner unit by $579,000 and 5 cents.

Inventories at December 31, 1994 and 1993 were as follows:

                                      	1994       	1993
	Finished Products	                    $2,792,000		$1,912,000
	Crude Oil and Supplies	                2,455,000		 2,289,000
                                      		5,247,000   4,201,000
	Less LIFO Reserve                    	(1,203,000)    (36,000)
	Total                                	$4,044,000		$4,165,000

Property and Depreciation. Property is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Facilities which are temporarily closed are retained in the property accounts as idle facilities and are depreciated.



Property at December 31, 1994 and 1993 consisted of:

                             	Depreciable
                             	Life		       	1994	       		1993
Land	                       	              	$	2,176,000 		$	2,176,000
Buildings                    	40 yrs.	        		810,000    			799,000
Refineries and Related
  Equipment	                  40 yrs.	     		66,510,000 			65,653,000
Other                        	5 - 10 yrs.			  1,032,000 	   		730,000
Construction in Progress		                    		261,000    			686,000
Idle Facilities, Less Accumulated
   Depreciation of $1,938,000 and
   $1,617,000 as of December 31,
   1994 and 1993, respectively		           		11,041,000 			11,361,000
                                         				81,830,000 			81,405,000
Less Accumulated Depreciation
   and Amortization		                     		(11,973,000)		(10,175,000)
Property - Net	                          		$	69,857,000 		$71,230,000

Other Assets. Other assets are stated at cost and amortized, where appropriate, using various methods over the useful lives of the assets.

Other assets at December 31, 1994 and 1993 consisted of:

                                              			1994	     		1993
Computer Software		                              $	564,000 		$	555,000
Deposits                                        			361,000  			472,000
Other                                           			434,000  			408,000
		                                              	1,359,000 		1,435,000
Less Accumulated Amortization		                  	(554,000)			(363,000)
Other Assets - Net		                             $	805,000 	$1,072,000

Goodwill. Goodwill is stated at cost and amortized using the straight-line method over a period of 40 years and relate to the Partnerships California
refineries.   Huntway Partners refineries are designed to produce asphalt and unfinished light-end products, and accordingly, are not prone to obsolescence to the same degree as more sophisticated refineries. The Partnership continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the two refineries. The related accumulated amortization at December 31, 1994 and 1993 was $415,000 and $357,000, respectively.

Interest Capitalization. Huntway Partners and Sunbelt capitalize interest incurred in connection with the construction of refinery facilities. The amount of interest cost capitalized during the year ended December 31, 1992 was $155,000. No interest was capitalized in 1994 or 1993.

Deferred Revenues.   Deferred revenues are recorded as cash is collected on
sales agreements which provide for future delivery of refined products. Revenues are recognized as the refined products are delivered.

Other Accrued Liabilities. Included in other accrued liabilities are accrued property taxes of $497,000 and $2,059,000 at December 31, 1994 and 1993, respectively.

Reclassifications. Certain items in the prior years financial statements have been reclassified to conform to the 1994 presentation.

NOTE 3.  FINANCING ARRANGEMENTS

On June 23, 1993, the Partnership reached agreement with its principal lenders, restructuring approximately $75,300,000 of indebtedness including accrued interest through December 31, 2008. The restructuring involves all of the Partnership's long-term debt with the exception of its capital lease obligation and its series 1988 variable rate demand industrial development revenue bonds and extends the maturity of the borrowings as well as reducing the overall interest rates charged. The agreement also restructured $7,000,000 of indebtedness to an affiliate of its General Partner of which $2,000,000 was received by the Partnership on December 11, 1992. On April 13, 1994, the Partnership's bank exercised a guarantee in the amount of $5,000,000 issued by the affiliate of the General Partner.

Under the agreement, the Partnership was obligated to and did make minimum payments beginning March 31, 1994 of principal and interest aggregating $4,500,000 in 1994. In 1995 and thereafter, the Partnership is generally obligated to make minimum annual payments, principal and interest of at least $5,000,000, except that all annual payments made subsequent to 1994 must not aggregate to less than the number of years subsequent to 1994 times $5,000,000 less $1,000,000. Payments under the agreement are made on a quarterly basis. In addition to these minimum payments, the Partnership is also obligated to pay its principal lenders, under certain conditions, 75% of excess cash flow (under a defined formula) on a quarterly basis.

The agreement also provided the principal lenders with warrants to purchase 3,886,816 of the Partnership's common units at an exercise price of $.875 per unit. The warrants expire on December 31, 2008 and contain certain anti-dilution provisions that, among other things, would become effective if the Partnership were to issue units at less than market value. The agreement contains certain covenants including certain financial and working capital covenants the most restrictive of which provides that the Partnership must earn EBITDA (earnings before interest, taxes and depreciation and amortization) of at least $3,000,000 for any four consecutive quarters. The partnership anticipates that it will be in default of this covenant at March 31, 1995 and possibly June 30, 1995, and, accordingly, has received a waiver from its lenders of this EBITDA-related covenant for the four quarter period ended March 31, 1995 and June 30, 1995. The partnership believes that it will be in compliance with this covenant for the four quarter period ended September 30, 1995 and December 31, 1995.

The agreement prohibits distributions to unitholders until all debt covered by the restructure agreement is paid in full excluding the $7,000,000 Junior Subordinated Debenture.

The agreement provides for a $17,500,000 letter of credit facility through December 31, 2000. This facility increased to $18,500,000 from June 1, 1994 through October 31, 1994 and provides for crude purchase, hedging and other activities. Fees for this facility are 2% on the face amount of any letter of credit issued up to an aggregate of $14,500,000 and 3% on any letter of credit issued above that amount.





The Partnership's debt as of December 31, 1994 and December 31, 1993 consisted of the following:

                                                    1994        	1993
8% Priority Secured Notes due December 31, 1994	    $        -- 	$  3,995,000

8% Senior Secured Notes due December 31, 2000	       24,680,000   	23,106,000

Subordinated Secured Notes due December 31, 2008    	52,205,000   	50,167,000
   Bearing Interest at 4% Per Annum Until the
   Earliest of December 31, 2000 or the Retirement
   of the 8% Senior Secured Notes and Thereafter
   at 12-1/4% Per Annum

Junior Subordinated Secured Debentures due           	7,437,000  	7,147,000
   December 31, 2020 and Bearing Interest at  4%
   Per Annum until the Retirement of the Senior
   Secured Notes and Thereafter at 12% Per Annum

Series 1988 Variable Rate Demand Industrial          	8,600,000 	8,600,000
   Development Bonds due September 1, 2008,
   Interest Payable Monthly at Rates Determined
   Weekly Based on Market Rates for Comparable
   Interest (5.75%  and 3.5% at December 31, 1994
   and 1993, respectively) and Collateralized by a
   Standby Letter of Credit Issued by a Bank

Capital Lease Obligations                              358,000	    742,000

Total	                                              93,280,000  93,757,000

Less Amount Classified as Current                 	  2,418,000	  4,737,000

Net Long-Term Debt	                                $90,862,000	$89,020,000

 All of the Partnership's assets serve as collateral for these issues.

Minimum required principal payments, as of December 31, 1994, under the Partnership's debt agreements are as follows:

	1995               	$ 2,418,000
	1996                 	3,198,000
	1997                 	3,297,000
	1998                 	3,432,000
	1999 and Thereafter	 80,935,000

	   Total           	$93,280,000

NOTE 4.  CONTINGENCIES

In December 1992, the Partnership uncovered certain irregularities in its financial accounts. These irregularities extended to the accounting records utilized in the preparation of the Partnership's quarterly reports on Form 10-Q for 1992, as filed with the Securities and Exchange Commission (SEC). As a result, the quarterly financial information was restated and presented as a part of the Partnership's Annual Report on Form 10-K which was filed with the SEC on March 30, 1993. The Company has reported all of these irregularities to appropriate governmental authorities, including the Securities and Exchange Commission and the U.S. Attorneys office. The Partnership was notified in early December 1992 that the SEC was commencing an informal investigation into these financial irregularities and was further notified in late April 1994 that a formal investigation had begun. The Partnership has cooperated fully with the SEC in its investigation. In July of 1994, the Partnership was notified that the SEC had concluded its investigation and issued an order specifying that the Partnership permanently cease and desist from committing or causing any violations or future violations of Section 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20, 13a-13 and 13b2-1 thereunder. The SEC did not order a monetary penalty as a result of the investigations. The Partnership has consented to the order without admitting or denying any factual allegations contained in the order.

As a result of the Companys disclosures to the U.S. Attorneys office, the Company has received a federal grand jury subpoena seeking documents. The Company is responding to the subpoena and cooperating with the U.S. Attorneys office in the course of this investigation.

In December 1992, two lawsuits were filed against the Partnership and certain of its present and former officers. The lawsuits sought an unspecified amount of damages and alleged that certain statements made by the Partnership failed to adequately disclose material facts that would have impacted the trading value of the Partnership's units. These lawsuits were settled in August 1994 pursuant to which the plaintiffs would receive a combination of $1,200,000 in insurance proceeds and a $150,000 unsecured 7% note payable by the Partnership in installments over a period ending December 15, 1995. The Court granted final approval of the settlement on January 10, 1994.

The Partnership and its subsidiary, Sunbelt Refining Company, L.P., were charged by the State of Arizona with violations of certain environmental regulations and provisions of the Arizona refinery's installation permit. Sunbelt acknowledged that it had certain environmental compliance problems in the past, but believed that none of these resulted in any harm to public health or to the environment. While Huntway and Sunbelt have consistently denied that any criminal activity occurred, the parties agreed on December 21, 1993 to settle both the State's civil and criminal charges. As part of the settlement, Sunbelt has agreed to pay a penalty of $700,000 over a period of seven years without interest and to undertake certain environmental improvements at the Arizona refinery. Huntway has instituted new programs and procedures to ensure that it is operating in compliance with all environmental laws and regulations.

The Partnership is party to a number of additional lawsuits and other proceedings arising out of the ordinary course of its business. While the results of such lawsuits and proceedings cannot be predicted with certainty, management does not expect that the ultimate liability, if any, will have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

NOTE 5.  PLANT CLOSURE

In August 1993, the Partnership suspended operations at its Sunbelt refinery located in Coolidge, Arizona. The primary factors involved in this decision were poor margins at the facility, limited working capital availability and, to a lesser extent, the impact of an environmental lawsuit and investigation filed by the State of Arizona which was settled in 1993. The Partnership has taken steps in 1994 to reduce the holding costs of the refinery and is considering operating the refinery as a terminal when market conditions improve, which is not expected to occur in the current year. The Partnership would also consider a sale of the entire refinery or a processing arrangement for part of the refinery.

Accordingly, at June 30, 1993, the Partnership wrote down the carrying value of the refinery and related assets to their estimated fair values.



The provision for plant closure consisted of the following:

	Provision for Closure and Maintenance Costs During
	   the Shut-down Period Beginning July 1, 1993	             $ 2,600,000

	Write Off of Intangible Assets Associated with
	   Ongoing Refining Operations	                               4,037,000

	Write Down of Refining Assets to Estimated Fair	              9,376,000
	   Value

	   Total	                                                   $16,013,000

Subsequently, through December 31, 1994, approximately $2,358,000 of closure and maintenance costs have been charged against the reserve.

The Sunbelt refinery assets are classified as a non-current asset as Huntway currently believes it is probable that the refinery assets will not be sold in the current year.

NOTE 6.  EARNINGS PER UNIT AND ALLOCATION OF INCOME AND LOSS

Earnings per unit is calculated based upon the weighted average number of limited partner equivalent units outstanding. Limited partner equivalent units for the year ended December 31, 1994 and 1993 is calculated by adding to the 11,556,250 actual limited partnership units outstanding 116,730 additional units representing the general partners overall 1% interest.

Weighted average limited partner equivalent units outstanding was 13,240,875 for the quarter ended December 31, 1993. Limited partner equivalent units outstanding for the fourth quarter of 1993 was calculated by adding to the 11,556,250 actual limited partnership units outstanding 1,552,216 equivalent units related to warrants issued as part of the Partnership's recent restructuring, as more fully described in Note 3, Financing Agreements, and 132,409 additional units representing the general partners' overall 1% interest. For the year ended December 31, 1994 and 1993, the effect of outstanding options and warrants is anti-dilutive and, accordingly, has been excluded from the calculation.

Generally, partnership income and loss is allocated 1% to the general partners and 99% to the limited partners. In 1993 and 1992, because the general partners combined general and limited capital accounts had been fully depleted, 100% of the losses were allocated to the limited partners until their capital accounts had also been reduced to zero. Thereafter, losses were allocated 1% to the general partners and 99% to the limited partners. The Partnership reclassified in 1993 to general partners capital $979,000 of equity attributable to the general partners limited partnership interest previously classified as limited partners capital.



NOTE 7.  EXPIRATION OF PREFERENCE PERIOD

On December 31, 1993 the preference period for Huntway's Preference units terminated pursuant to Huntway's amended and restated agreement of limited partnership. Upon this termination, all preference units were automatically converted into common units pursuant to the terms of the partnership agreement. Effective January 1, 1994, common units replaced preference units and traded in the form of depository receipts. Holders of depository receipts were required to take no action as a result of this expiration. All future transfers will be affected by the issuance to the transferee of new depository receipts representing common units.

NOTE 8.  LEASE COMMITMENTS

Huntway Partners has entered into certain ground leases for its refinery facilities. Such leases range from five to 41 years in duration. All such leases are classified as operating leases.

Future minimum annual rental payments required under operating leases, which have non-cancelable lease terms in excess of one year, as of December 31, 1994 are:

	1995	                  $  300,000
	1996                     	300,000
	1997                     	300,000
	1998                     	300,000
	1999 and Beyond       	 1,313,000

	Total                 	$2,513,000

Huntway Partners also leases a deep water terminal facility in Benicia, California. Under terms of the lease agreement, Huntway Partners pay minimum annual lease payments of approximately $539,000 through the year 2031, subject to an escalation clause. This lease is cancelable upon one year's notice and accounted for as an operating lease.

Rental expense for all operating leases (some of which have terms of less than a year) was $1,259,000, $1,524,000, and $1,576,000 for the years ended
December 31, 1994, 1993 and 1992, respectively.

NOTE 9.  PROFIT SHARING AND TAX DEFERRED SAVINGS (401K) PLAN AND PENSION PLAN

Huntway Partners has a profit sharing and tax deferred savings (401K) plan and a defined contribution pension plan. Huntway Partners' contributions to the plans generally vest to participants on the basis of length of employment. Beginning in 1994, Huntway Partners matches up to 2% of participants pre-tax contributions to the tax deferred savings (401K) plan.

Profit sharing contributions by Huntway Partners will be made from profits in an amount up to 10 percent of the aggregate base compensation of all participants in the plan, not to exceed Huntway Partners' current net income. In 1992 contributions to the Plan totaled $83,000. In 1993 and 1994, no contributions were made to the plan.

In addition, a minimum pension contribution equal to 4% (5% prior to December 31, 1994) of participants' base compensation must be made each year regardless of current profits or losses. The amount of Huntway Partners contributions charged to income for the years ended December 31, 1994, 1993 and 1992 were $205,000, $281,000 and $290,000, respectively.



NOTE 10.  UNIT OPTION PLAN

The Partnership maintains a 1989 Salaried Employee Partnership Unit Option Plan (the "Plan") adopted by the Operating Committee. The Plan is administered by a sub-committee (the "sub-committee") of the Operating Committee. The Plan authorizes the Partnership to grant to salaried officers and employees of the Partnership non qualified options to purchase Common Units. The Partnership has reserved 1,022,000 Common Units to be issued pursuant to the exercise of options granted under the Plan. The Plan will terminate on March 6, 1999. No person serving on the Operating Committee or the Plan Committee, who is not an employee of Huntway, is eligible to participate in the Plan.

On September 15, 1993, the sub-committee repriced 39,600 options previously issued at prices from $3.50 per unit to $6.00 per unit to an exercise price of $1 per unit. Under the repricing agreement, 79,200 previously issued options were converted to 39,600 options (or 50%) at a new exercise price of $1 per unit. Additionally, 25,000 previously issued options were canceled. These newly priced options vest 50% on the second anniversary of the option grant date and 50% on the third anniversary of the option grant date, except in the case of (i) the optionees' death or disability; (ii) retirement in the event the employee has three years of service with the Partnership; or (iii) change in control of the Managing General Partner.

The sub-committee granted 400,000 new options on October 15, 1993 at an exercise price of $1 per unit. These options were granted to salaried officers and employees of the Partnership. These options generally do not vest until the third anniversary of the option grant date, except in the case of (i) the optionees' death or disability; (ii) retirement in the event the employee has three years of service with the Partnership; or (iii) change in control of the Managing General Partner.

All options granted or repriced were at prices not less than fair market value at dates of grant.

NOTE 11.  SIGNIFICANT CUSTOMERS

One customer accounted for approximately 16% of revenues in 1994 and 14% in 1993.

Item 9.  Disagreements on Accounting and Financial Disclosure

	None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Huntway Operating Committee

The Partnership's business and affairs are managed by Huntway Managing Partner, L.P. (the "Managing General Partner") rather than a board of directors. Similarly, the Managing General Partner is itself a partnership and its business and affairs are managed by its general partner, Reprise Holdings, rather than a board of directors. However, Reprise Holdings, as sole general partner of the Managing General Partner, has established an operating committee (the "Operating Committee") to consult with Reprise Holdings with respect to the management of the Managing General Partner and the Partnership, and has elected the following individuals as members of the Operating
Committee:

Juan Y. Forster, age 58, has been principally employed as the President and Chief Executive Officer of Huntway for the past five years.

Samuel M. Mencoff, age 38, has been principally employed as a Vice President of Madison Dearborn Partners, Inc. since January, 1993. Prior to January, 1993, Mr. Mencoff served as Vice President of First Capital Corporation of Chicago (FCCC). Mr. Mencoff is sole director, President and Treasurer of Reprise Holdings and is a general partner of Madison Dearborn Partners III.

Justin S. Huscher, age 41, has been principally employed as a Vice President of Madison Dearborn Partners, Inc. since January, 1993. Prior to January, 1993, Mr. Huscher served as a Senior Investment Manager of First Chicago Investment Corporation, an affiliate of FCCC. Mr. Huscher is Vice President and Secretary of Reprise Holdings and is a general partner of Madison Dearborn Partners III.

Raymond M. O'Keefe, age 69, has been principally employed for the last three years as President and Chief Executive Officer of Rokmanage, Inc., a management services firm. For that period and more than the last five years, Mr. OKeefe has been employed as President and Chief Executive Officer of
A. J. Land Company and Harvard Gold Mining Company.

Steven W. Burge, age 38, has been principally employed as a senior vice president of Wedbush Morgan Securities, Inc. since April, 1987 and became a general partner of Wedbush Capital Partners in April, 1988. Mr. Burge was principally employed with Wells Fargo Bank N.A. from 1986 through April, 1987, serving as a vice-president.

Members of the Operating Committee currently receive no compensation from the Partnership or the Managing General Partner for their services as members of the Operating Committee. The Partnership reimburses the Operating Committee members for expenses incurred in connection with such services.

Section 16 of the Securities and Exchange Act of 1934, as amended, requires the Partnerships executive officers, members of the Operating Committee and persons who beneficially own greater than 10% of the Units to file reports of ownership and changes in ownership with the SEC. Based solely upon its review of copies of the Section 16 reports the Partnership has received, the Partnership believes that during its fiscal year ended December 31, 1994, all of its executive officers, members of the Operating Committee and greater than 10% beneficial owners were in compliance with their filing requirements



Partnership Officers

The following list sets forth: (i) the name and age of each officer of the Partnership; (ii) the year in which each such person first joined the Partnership; and (iii) all positions with the Partnership presently held by each person named.

 			 Year Joined
	Name	Age	 Huntway	Office

Juan Y. Forster        	58	1979     	President & Chief Executive Officer
Lucian A. Nawrocki     	49   	1982     	Executive Vice President,
							  Asphalt  Sales
Warren J. Nelson 		44	1993		Executive Vice President & Chief
							  Financial Officer
Terrance L. Stringer	53	1992		Executive Vice President
Charles R. Bassett     	59   	1982    	Manager of Operations/Benicia
William G. Darnell     	58   	1982     	Vice President & General
							  Manager/Benicia
Earl G. Fleisher       	44   	1991     	Controller and Tax Manager
Michael W. Miller      	36   	1979     	Manager of  Operations/Wilmington

Each of the persons named above has had the position with Huntway set forth above for the past five years, except as follows:

Warren J. Nelson served as Executive Vice President and Chief Financial Officer of Everest and Jennings International, Ltd, from 1990 to 1992, as Acting Chief Financial Officer, Controller and Chief Accounting Officer of Smith International, Inc. in 1990, and as Controller and Chief Accounting Officer of Smith International, Inc. from 1988 through 1989.

Terrance L. Stringer served for three years as Vice President, Supply and Marketing with Golden West Refining prior to joining Huntway in early 1992. Prior to that he served in a variety of management positions with TOSCO Corporation.

Earl G. Fleisher joined Huntway as Tax Manager in May of 1991 and was appointed Controller in 1993. Prior to joining Huntway, Mr. Fleisher was employed by Deloitte & Touche from 1979 to 1991.


Item 11.  Officers' Compensation

Cash Compensation of Officers

For the year ended December 31, 1994, the Partnership paid or accrued an aggregate of $1,098,821 cash compensation to its officers as a group.


Compensation Pursuant to Plans

Pension Plan. The Partnership currently has in effect a defined contribution pension plan. Pursuant to the terms of the pension plan, each year Huntway contributes to the plan an amount equal to 4% of each employee's annual "base compensation", which includes base salary and overtime, but excludes any cash bonuses. Each full-time employee of Huntway participates in the pension plan. Contributions made to the pension plan vest in equal increments over a period beginning upon completion of two years of service and ending upon completion of seven years of service. For the year ended December 31, 1994, Huntway contributed $55,888 to its pension plan on behalf of its officers as a group.

Item 12.  Principal Unitholders

The following tables set forth information regarding the number of Limited Partnership Units owned as of March 8, 1995 by each person known by the Partnership to be the beneficial owner of more than five percent of all Limited Partnership Units outstanding. Except as indicated below, each of the persons named in the table has sole voting and investment power with respect to the Units set forth opposite his or its name.

Beneficial Ownership

	Beneficial Owner                         	Units	            Interest
	Common Units:

	First Capital Corporation	                 3,640,121	(1)   	31.5%
	of Chicago
	One First National Plaza
	Chicago, IL  60670

	Bankers Trust Company	                     1,975,552	(2)	   14.6%
	280 Park Avenue
	New York, New York 10017

	Goldman, Sachs Group, L.P.	                1,324,500		      11.5%
	and Goldman, Sachs & Co.
	85 Broad Street
	New York, NY  10904

	Massachusetts Mutual Life 	                1,092,156	(2)	   8.6%
	Insurance Company
	1295 State Street
	Springfield, MA  01111

	Reprise Holdings, Inc.	                      653,286	     	5.7%
	One First National Plaza
	Chicago, IL 60670

	All Officers and Operating	          1,929,416	(3)(4)(5) 	16.6%
	Committee Members as a Group
	(12 persons)

1) Includes 653,286 units held by Reprise Holdings, Inc. First Capital Corporation of Chicago and Madison Dearborn Partners III own all of the outstanding common stock of Reprise Holdings, Inc., First Capital Corporation of Chicago and Madison Dearborn Partners III disclaim beneficial ownership of Units beneficially owned by Reprise Holdings, Inc.

2) All reported beneficial ownership of Units represents warrants to purchase Units at an exercise price of $.875 per Unit issued to the Partnerships lenders under the June 23, 1994 restructuring agreement. See Note 3 to the Consolidated Financial Statements.

3) Includes 129,489 Units held by Wedbush Capital Partners, L.P. (Wedbush). Steven W. Burge, a member of the Operating Committee, is a general partner of Wedbush. Mr. Burge disclaims beneficial ownership of the Units held by Wedbush.

4) Includes 62,500 and 341,958 Units held by Madison Dearborn Partners VI and Madison Dearborn Partners III, respectively. Samuel M. Mencoff and Justin
S. Huscher, member of the Operating Committee, serve as general partners of such entities but disclaim beneficial ownership of Units held by such entities. Also includes 653,286 Units held by Reprise Holdings, Inc. Mr. Mencoff is the President and sole director of Reprise Holdings, Inc. See also Note 1 above. Mr. Mencoff disclaims beneficial ownership of the Units held by Reprise Holding, Inc.

5) Includes options to acquire 83,334 Units exerciseable at $1 a unit.



Item 13.  Certain Transactions

None.






PART IV

Item 14.  Exhibits, Financial Statement Schedules
and Reports on Form 8-K

The financial statement schedules and exhibits listed below are filed as a part of this annual report.


(a)(2) Financial Statements Schedules

	None

The financial statements schedules of the Partnership are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits

Exhibit
Number	Description of Exhibit

	3.1	Amended and Restated Agreement of Limited Partnership of 	Huntway
		Partners, L.P. (incorporated by reference herein to Exhibit A to the Prospectus included in the Registration Statement on Form S-1, filed September 26, 1988, Registration
		No. 33-24445).

 	3.2	Huntway Partners, L.P. Bylaws (incorporated by reference
		herein to Exhibit 3.2 of the Registration Statement on Form S-1, as amended by Amendment No. 2, filed November 2, 1988, Registration No. 33-24445).

 	3.3	Amendment of Agreement of Limited Partnership of Huntway
		Partners, L.P. dated as of December 20, 1989 (incorporated by reference herein to Exhibit 3.3 of the Annual Report on Form 10-K, filed March 30, 1990, Commission file No. 1-10091)

	 4	Deposit Agreement by and among Huntway Partners, L.P.,
		Bankers Trust Company and Huntway Managing Partner, L.P. (incorporated by reference herein to Exhibit 4 of the Annual Report on Form 10-K, filed March 29, 1989, Commission file No. 1-10091)

 	10.1	Amended and Restated Agreement of Limited Partnership of
		Huntway Managing Partner, L.P. dated as of December 22, 1989 (incorporated by reference herein to Exhibit 10.1 of the Annual Report on Form 10-K, filed March 30, 1990, Commission file No. 1-10091)

	10.2	Huntway Partners, L.P. Amended and Restated Profit Sharing
		and Tax Deferred Savings Plan (incorporated by reference herein to Exhibit 10.2 of the Annual Report on Form 10-K, filed March 29, 1989, Commission file No. 1-10091)


Exhibit
Number	Description of Exhibit

10.3	Huntway Partners, L.P. Money Purchase Pension Plan
		(incorporated by reference herein to Exhibit 10.4 of the Registration Statement on Form S-1, filed September 26, 1988, Registration No. 33-24445).

10.4	Third Amended and Restated Credit Agreement dated as of
		May 18, 1990 by and among Huntway Partners, L.P., Sunbelt Refining Company, L.P. and Bankers Trust Company
		(incorporated by reference herein to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed November 14,
		1990, Commission file No. 1-10091)

	10.5	First Amendment dated as of September 26, 1990 to the
		Third Amended and Restated Credit Agreement dated as of May 18, 1990 (incorporated by reference herein to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed November 14, 1990, Commission file No. 1-10091)

	10.6	Second Amendment dated as of November 16, 1990 to the Third
		Amended and Restated Credit Agreement dated as of May 18, 1990 (incorporated by reference herein to exhibit 10.6 of the Annual Report on Form 10-K, filed March 28, 1991, Commission file No. 1-10091)

	10.7	Third Amendment dated as of November 20, 1990 to the Third
		Amended and Restated Credit Agreement dated as of May 18, 1990 (incorporated by reference herein to exhibit 10.7 of the Annual Report on Form 10-K, filed March 28, 1991, Commission file No. 1-10091)

	10.8	Fourth Amendment dated as of March 29, 1991 to the Third
		Amended and Restated Credit Agreement dated as of May 18, 1990 (incorporated by reference herein to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed August 14, 1991, Commission file No. 1-10091)

	10.9	Fifth Amendment dated as of April 29, 1991 to the Third
		Amended and Restated Credit Agreement dated as of May 18, 1990 (incorporated by reference herein to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed August 14, 1991, Commission file No. 1-10091)

	10.10	Sixth Amendment dated as of May 31, 1991 to the Third
		Amended and Restated Credit Agreement dated as of May 18, 1990 (incorporated by reference herein to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed August 14, 1991, Commission file No. 1-10091)

	10.11	Seventh Amendment dated as of June 28, 1991 to the Third
		Amended and Restated Credit Agreement dated as of May 18, 1990 (incorporated by reference herein to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed August 14, 1991, Commission file No. 1-10091)



Exhibit
Number	Description of Exhibit

	10.12	Eighth Amendment dated as of July 30, 1991 to the Third
		Amended and Restated Credit Agreement dated as of May 18, 1990 (incorporated by reference herein to Exhibit 10.5 of the Quarterly Report on Form 10-Q filed August 14, 1991, Commission file No. 1-10091)

	10.13	Ninth Amendment dated as of August 30, 1991 to the Third
		Amended and Restated Credit Agreement dated as of May 18, 1990 (incorporated by reference herein to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed November 14, 1991, Commission file No. 1-0091)

	10.14	Tenth Amendment and Limited Waiver dated as of October 28,
		1991 to the Third Amended and Restated Credit Agreement dated as of May 18, 1990 (incorporated by reference herein to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed November 14, 1991, Commission file No. 1-10091)

10.15	Eleventh Amendment and Limited Waiver dated as of March 23,
		1992 to the Third Amendment and Restated Credit Agreement dated as of May 18, 1990 (incorporated by reference herein to Exhibit 10.15 of the Annual Report on Form 10-K filed March 30, 1992, Commission file No. 1-10091)

	10.16	Indenture of Trust and Security Agreement dated as of
		December 1, 1987 from Huntway Refining Company, L.P. to Security Pacific National Bank as Trustee (incorporated by reference herein to Exhibit 10.6 of the Registration Statement on Form S-1, filed September 26, 1988, Registration No. 33-24445).

	10.17	Amended and Restated Ground Lease dated as of July 31,
		1987 by and between Industrial Asphalt and Huntway Refining Company (incorporated by reference herein to Exhibit 10.7 of the Registration Statement on Form S-1, filed September 26, 1988, Registration No. 33-24445).

	10.18	Asset Purchase Agreement dated August 23, 1987 between
		Huntway Refining Company and Huntway Acquisition Limited Partnership (incorporated by reference herein to Exhibit
		10.8 of the Registration Statement on Form S-1, filed September 26, 1988, Registration No. 33-24445).

	10.19	Second Amended and Restated Agreement of Limited Partnership
		of Sunbelt Refining Company, L.P. (incorporated by reference herein to Exhibit 10.8 of the Annual Report on Form 10-K, filed March 30, 1990, Commission file No. 1-10091)

	10.20	First Supplemental Indenture dated as of November 1, 1988
		from Huntway Holdings, L.P. to Security Pacific National Bank (incorporated by reference herein to Exhibit 10.10 of the Annual Report on Form 10-K, filed March 29, 1989, Commission file No. 1-10091)

	10.21	Huntway Partners, L.P. 1989 First Amendment to the Salaried
		Employees Partnership Unit Option Plan dated as of May 1991


Exhibit
Number	Description of Exhibit

	10.22 	Indemnification Agreement dated as of November 9, 1988
		(incorporated by reference herein to Exhibit 10.12 of the Annual Report on Form 10-K, filed March 29, 1989,
		Commission file No. 1-10091)

	10.23	Amended and Restated Agreement of Limited Partnership of
		Huntway Holdings, L.P. dated as of December 22, 1989 (incorporated by reference herein to Exhibit 10.12 of the Annual Report on Form 10-K, filed March 30, 1990, Commission file No. 1-10091)

	10.24	Agreement for Liquidation of Limited Partner Interest dated
		as of October 30, 1989 by and among Sunbelt Refining Company, L.P. and James R. Bagley, John M. Schwarz, Hector Monroy and Fil Ventura (incorporated by reference herein to Exhibit
		10.13 of the Annual Report on Form 10-K, filed March 30, 1990, Commission file No. 1-10091)

	10.25	Definitive Agreement between Huntway Partners, L.P. and
		Reprise Holdings, L.P. dated as of May 3, 1990
		(incorporated by reference herein to Exhibit 10.14 of the Quarterly Report on Form 10-Q, filed May 15, 1990, Commission file No. 1-10091)

	10.26	Funding and Forbearance Agreement dated as of December 31,
		1992 among Bankers Trust Company, Huntway Partners, L.P., Massachusetts Mutual Life Insurance Company, Phoenix Home
		Life Mutual Insurance Company, Crown Life Insurance Company, Century Life Insurance Company and First Capital Corporation of Chicago and acknowledged by Sunbelt Refining Company, L.P., Huntway Managing Partners, L.P. and Huntway Holdings, L.P. (incorporated by reference herein to Exhibit 10.1 of the Current Report on Form 8-K, filed March 1, 1994, Commission file No. 1-10091)

	10.27	Huntway Partners, L.P./Sunbelt Refining Company L.P. General
		Restructuring Agreement Dated as of June 22, 1994
		(incorporated by reference herein to Exhibit 10.27 of the current report on Form 8-K, filed July 13, 1994, Commission file No. 1-10091)

	10.28	Huntway Partners, L.P., as Issuer to Shawmut Bank N.A., as
		Trustee, Collateralized Note Indenture Dated as of June 22, 1994 (incorporated by reference herein to Exhibit 10.28 of the Current Report on Form 8-K, filed July 13, 1994, Commission file No. 1-10091)

	10.29	Huntway Partners, L.P., as Issuer to Shawmut Bank Connecticut
		National Association, as Trustee Subordinated Note Indenture Dated as of June 22, 1994 (incorporated by reference herein to Exhibit 10.29 of the Current Report on Form 8-K, filed July 13, 1994, Commission file No. 1-10091)



Exhibit
Number	Description of Exhibit

	10.30	Huntway Partners, L.P., as Issuer to IBJ Schroder Bank &
		Trust Company, as Trustee, Junior Subordinated Debenture Indenture Dated as of June 22, 1994 (incorporated by reference herein to Exhibit 10.30 of the Current Report on Form 8-K, filed July 13, 1994, Commission file No. 1-10091)

10.31	Letter of Credit and Reimbursement Agreement Dated as of
		June 22, 1994 between Huntway Partners, L.P., Sunbelt Refining Company, L.P. and Bankers Trust Company
		(incorporated by reference herein to Exhibit 10.31 of the Current Report on Form 8-K, filed July 13, 1994, Commission file No. 1-10091)

	10.32	Intercreditor and Collateral Trust Agreement Dated as of
		June 22, 1994 among Bankers Trust Company as LOC Bank and Bankers Trust Company, Massachusetts Mutual Life Insurance Company, Phoenix Home Life Mutual Insurance Company, Crown Life Insurance Company, Century Life of America and Century Life Insurance Company, as Holders of the Priority Obligations, Senior Obligations and Subordinated Obligations and United States Trust Company of New York, as Collateral Agent (incorporated by reference herein to Exhibit 10.32 of the Current Report on Form 8-K, filed
		July 13, 1994, Commission file No. 1-10091)

	10.33	Collateral Accounts Security Agreement (incorporated by
		reference herein to Exhibit 10.33 of the Current Report on Form 8-K, filed July 13, 1994, Commission file No. 1-10091)

10.34	Huntway Partners, L.P. 8% Priority Secured Note Due 1994
		(incorporated by reference herein to Exhibit 10.34 of the Current Report on Form 8-K, filed July 13, 1994, Commission file No. 1-10091)

	10.35	Huntway Partners, L.P., 8% Senior Secured Note Due 2000
		(incorporated by reference herein to Exhibit 10.35 of the Current Report on Form 8-K, filed July 13, 1994, Commission file No. 1-10091)

	10.36	Huntway Partners, L.P. Increasing Rate Subordinated Note
		(Other) Due 2008 (incorporated by reference herein to Exhibit 10.36 of the Current Report on Form 8-K, filed July 13, 1994, Commission file No. 1-10091)


	10.37	Huntway Partners, L.P. Increasing Rate Subordinated Note
		(Sunbelt IDB) Due 2008 (incorporated by reference herein to Exhibit 10.37 of the Current Report on Form 8-K, filed July 13, 1994, Commission file No. 1-10091)




Exhibit
Number	Description of Exhibit

	10.38	Huntway Partners, L.P., Increasing Rate Junior Subordinated
		Debentures Due 2020 (incorporated by reference herein to Exhibit 10.38 of the Current Report on Form 8-K, filed
		July 13, 1994, Commission file No. 1-10091)

	10.39	Warrants to Purchase Common Units of Huntway Partners,
		L.P., a Delaware Limited Partnership (incorporated by reference herein to Exhibit 10.39 of the Current Report on Form 8-K, filed July 13, 1994, Commission file No. 1-10091)

	10.40	Assignment and Assumption Agreement  (incorporated by
		reference herein to Exhibit 10.40 of the Current Report on Form 8-K, filed July 13, 1994, Commission file No. 1-10091)

	10.41	Termination Agreement (incorporated by reference herein to
		Exhibit 10.41 of the Current Report on Form 8-K, filed July 13, 1994, Commission file No. 1-10091)

	10.42	Modification of Huntway Pledge and Security Agreement
		(incorporated by reference herein to Exhibit 10.42 of the Current Report on Form 8-K, filed July 13, 1994, Commission file No. 1-10091)

	10.43	Modification of Huntway Current Assets Pledge and Security
		Agreement (incorporated by reference herein to Exhibit
		10.43 of the Current Report on Form 8-K, filed July 13, 1994, Commission file No. 1-10091)

	10.44	Modification of Sunbelt Pledge and Security Agreement
		(incorporated by reference herein to Exhibit 10.44 of the Current Report on Form 8-K, filed July 13, 1994,
		Commission file No. 1-10091)

	10.45	Modification of Huntway Managing General Partner
		Pledge and Security Agreement (incorporated by reference herein to Exhibit 10.45 of the Current
		Report on Form 8-K, filed July 13, 1994,
		Commission file No. 1-10091)

	10.46	Modification of Huntway Special General Partner Pledge
		and Security Agreement (incorporated by reference herein to Exhibit 10.46 of the Current Report on Form 8-K, filed July 13, 1994, Commission file No. 1-10091)

	10.47	Amendment to Deed of Trust and Security Agreement
		and Other Security Documents (California) (incorporated by reference herein to Exhibit 10.47 of the Current Report on Form 8-K, filed July 13, 1994, Commission file No. 1-10091)

	10.48	Amendment to Deed of Trust with Assignment of Rents and
		Other Security Documents (Arizona) (incorporated by reference herein to Exhibit 10.48 of the Current Report on Form 8-K, filed July 13, 1994, Commission file
		No. 1-10091)


Exhibit
Number	Description of Exhibit

	10.49	Assignment of Notes and Deed of Trust (California)
		(incorporated by reference herein to Exhibit 10.49 of the Current Report on Form 8-K, filed July 13, 1994, Commission file No. 1-10091)

	10.50	Assignment of Notes and Deed of Trust (Arizona) (incorporated
		by reference herein to Exhibit 10.50 of the Current Report on Form 8-K, filed July 13, 1994, Commission file No. 1-10091)

	10.51	Modification of Sunbelt Guaranty Agreement (incorporated by
		reference herein to Exhibit 10.51 of the Current Report on Form 8-K, filed July 13, 1994, Commission file No. 1-10091)

	10.52	Modification of Huntway Special General Partner Guaranty
		Agreement (incorporated by reference herein to Exhibit
		10.52 of the Current Report on Form 8-K, filed July 13, 1994, Commission file No. 1-10091)

	10.53	Modification of Huntway Guaranty Agreement (incorporated
		by reference herein to Exhibit 10.53 of the Current Report on Form 8-K, filed July 13, 1994, Commission file No. 1-10091)

	10.54	Modification of Huntway Managing General Partner Guaranty
		Agreement (incorporated by reference herein to Exhibit 10.54 of the Current Report on Form 8-K, filed July 13, 1994, Commission file No. 1-10091)

	10.55	FCCC Acknowledgment and Agreement (incorporated by
		reference herein to Exhibit 10.55 of the Current Report on Form 8-K, filed July 13, 1994, Commission file No. 1-10091)

	10.56	Amendment and Waiver of Registration Agreement (incorporated
		by reference herein to Exhibit 10.56 of the Current Report on Form 8-K, filed July 13, 1994, Commission file No. 1-10091)

	18	Letter of concurrence from accountants relating to the change
		to the last-in, first-out (LIFO) method of accounting for inventories (incorporated by reference herein to Exhibit 18 of the Annual Report on Form 10-K, filed March 30, 1990, Commission file No. 1-10091)

	22	Schedule of Subsidiaries (incorporated by reference herein to
		Exhibit 22 of the Registration Statement on Form S-1, as amended by Amendment No. 2, filed November 2, 1988, Registration No. 33-24445).

	28.1	Press Release of the Company dated December 8, 1992
		(incorporated by reference herein to Exhibit 28.1 of the Current Report on Form 8-K, filed March 1, 1994, Commission file No. 1-10091)

	28.2	Press Release of the Company dated December 10, 1992
		(incorporated by reference herein to Exhibit 28.2 of the Current Report on Form 8-K, filed March 1, 1994, Commission file No. 1-10091)



Exhibit
Number	Description of Exhibit

	28.3	Press Release of the Company dated December 16, 1992
		(incorporated by reference herein to Exhibit 28.3 of the Current Report on Form 8-K, filed March 1, 1994, Commission file No. 1-10091)

	28.4	Press Release of the Company dated December 31, 1992
		(incorporated by reference herein to Exhibit 28.4 of the Current Report on Form 8-K, filed March 1, 1994, Commission file No. 1-10091)

	28.5	Complaint in Neal v. Forster, et al., No. 92-7264 SVW
		(C.D. Cal.) (incorporated by reference herein to Exhibit
		28.5 of the Current Report on Form 8-K, filed March 1, 1994, Commission file No. 1-10091)

	28.6	Complaint in Van Elgort et al. v. Huntway Partners, L.P.,
		et al., No. 92-7314R (C.D. Cal.) (incorporated by reference herein to Exhibit \28.6 of the Current Report on Form 8-K, filed March 1, 1994, Commission file
		No. 1-10091)

(b)	Reports on Form 8-K

No reports on Form 8-K were filed in 1994.


SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Huntway Partners, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1994.


					HUNTWAY PARTNERS, L.P.


					By:	/s/ Juan Y. Forster
						Juan Y. Forster
						Chairman of the Operating Committee
						President and Chief Executive Officer



	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27th, 1994.


          Signature                              Title



/s/ Juan Y. Forster
Juan Y. Forster			Member of Operating Committee and
			Chief Executive Officer

/s/ Warren J. Nelson, III
Warren J. Nelson, III		Executive Vice President and
			Chief Financial and Accounting Officer

/s/ Steven W. Burge
Steven W. Burge			Member of Operating Committee


/s/ Justin S. Huscher
Justin S. Huscher 		Member of Operating Committee


/s/ Samuel M. Mencoff
Samuel M. Mencoff 		Member of Operating Committee


/s/ Raymond M. OKeefe
Raymond M. OKeefe 		Member of Operating Committee