Form 10-Q
period 1995-03-31
HUNTWAY PARTNERS L P
filed 1995-05-16
CIK 840335

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended March 31, 1995
Commission File Number 1-10091



HUNTWAY PARTNERS, L.P.
(Exact Name of Registrant as Specified in its Charter)


                  Delaware
			      36-3601653
      (State or Other Jurisdiction of
			  (I.R.S. Employer
      Incorporation or Organization)
			  Identification No.)


    25129 The Old Road, Suite 322
Newhall, California
(Address of Principal Executive Offices)
91381
(Zip Code)


Registrant's Telephone Number Including Area Code:  (805) 286-
1582




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X        No      .









QUARTERLY REPORT ON FORM 10-Q

HUNTWAY PARTNERS, L.P.

For the Quarter Ended March 31, 1995




INDEX



Part I.  Financial Information
Page

	Condensed Consolidated Balance Sheets as
	  of March 31, 1995 and December 31, 1994	3

	Condensed Consolidated Statements of
	  Operations for the Three Months
	  Ended March 31, 1995 and 1994	4

	Condensed Consolidated Statement of
	  Partners' Capital (Deficiency) for the Three Months
	  Ended March 31, 1995	4

	Condensed Consolidated Statements of Cash
	  Flows for the Three Months Ended
	 March 31, 1995 and 1994	5

	Notes to Condensed Consolidated
	  Financial Statements	6

	Management's Discussion and Analysis
	  of Results of Operations and
	  Financial Condition	7


Part II.  Other Information	11



HUNTWAY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

                             			March 31,	   	December 31,
                             			1995      	 		1994
                             			(Unaudited)			(Audited)
CURRENT ASSETS:
Cash	                           	$	2,286    		$	5,984
Accounts Receivable			             2,789     			2,485
Inventories                     			5,247     			4,044
Prepaid Expenses	                  		802       			749
Total Current Assets	           		11,124    			13,262


PROPERTY - Net                 			69,429    			69,857

OTHER ASSETS                      			897       			805

GOODWILL                        			1,859     			1,872

TOTAL ASSETS                  		$	83,309   		$	85,796


CURRENT LIABILITIES:
Accounts  Payable              		$	6,358    		$	5,984
Current Portion of
Long-Term Obligations		           	2,463 	    		2,418
Reserve for Plant Closure	         		214       			242
Accrued Interest	                  		218       			241
Other Accrued Liabilities       			1,756 	    		1,652

Total Current Liabilities	      		11,009    			10,537


LONG-TERM OBLIGATIONS	          		91,741    			91,312


PARTNERS' CAPITAL:
General Partners		                       	(194)    			(160)
Limited Partners	                 	   	(19,247) 			(15,893)
Total Partners' Capital (Deficiency)			(19,441)   	(16,053)
TOTAL LIABILITIES AND
PARTNERS' CAPITAL	                   	$	83,309  		$	85,796





HUNTWAY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)
				March 31,			March 31,
				1995			1994
				Unaudited			Unaudited
SALES	                                  		$	12,278   		$	13,752

COSTS AND EXPENSES:
Material and Processing Costs           				12,768 	    	11,668
Selling and Administration Expenses	      			1,081      		1,249
Interest Expense                         				1,255     			1,229
Depreciation and Amortization              				562       			555

Total Costs and Expenses	                			15,666    			14,701

NET LOSS                                			$	3,388      		$	949

NET LOSS PER UNIT                        			$	0.29     		$	0.08

LIMITED PARTNER EQUIVALENT
UNITS OUTSTANDING                       				11,673   			11,673



HUNTWAY PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
(DEFICIENCY)
(in thousands)
			                            	 	General	     		Limited
                             					Partners    			Partners		  	Totals
Balance at January 1, 1995    				$	(160)	      	$	(15,893) 		$	(16,053)

Net Loss for the Three Months

    Ended March 31, 1995	        				(34)	         	(3,354)	  		(3,388)

Balance at March 31, 1995		     		$	(194)       	$	(19,247)		$	(19,441)


HUNTWAY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

                                               		Three       			Three
                                               		Months Ended			Months Ended
                                               		March 31,   			March 31,
                                               		1995        			1994
                                               		(Unaudited)	 		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                        	$	(3,388)    		$	(949)
Adjustments to Reconcile Net Loss
to Net Cash Provided by Operating Activities:

Interest Expense Paid by the Issuance of Notes	      	596      	1,035
Depreciation and Amortization                       		562      			555
Changes in Operating Assets and Liabilities:

Decrease (Increase) in Accounts Receivable        		(278)		       	63
Increase in Inventories                         		(1,193)  			(1,041)
Increase in Prepaid Expenses	                       	(53)	    		(549)
Decrease in  Reserves for Plant Closure            		(28)    			(340)

Increase in Accounts Payable                        	374      			984
Increase (Decrease) in Accrued Liabilities          		66      	(849)

NET CASH USED BY OPERATING ACTIVITIES           	(3,342)	   	(1,091)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to Property                        		(107)    			(518)
    Additions to Other Assets	                    	(140)      	 		14

NET CASH USED BY INVESTING ACTIVITIES            		(247)		    	(504)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of Long-term Obligations	          	(123)		    	(588)

NET CASH USED  BY FINANCING ACTIVITIES           		(123)		    	(588)

NET DECREASE IN CASH	                           	(3,698) 	 		(2,183)

CASH BALANCE - BEGINNING OF PERIOD               		5,984    			7,745


CASH BALANCE - END OF PERIOD                    	$	2,286   		$	5,562

INTEREST PAID  IN CASH DURING THE PERIOD          	$	682   		$  	244








HUNTWAY PARTNERS, L.P. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands)



1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	The accompanying condensed consolidated financial statements of Huntway Partners, L.P. and subsidiary as of March 31, 1995 and for the three month periods ended March 31, 1995 and 1994 are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of such financial statements in accordance with generally accepted accounting principles. The results of operations for an interim period are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Partnership's annual report for the year ended December 31, 1994.

	Crude oil and finished product inventories are stated at cost determined by the last-in, first-out method, which is not in excess of market. The effect of LIFO on first quarter 1995 results was to increase the net loss by $314,000 and to increase the net loss by $29,000 for the first quarter of 1994.

	Inventories at March 31, 1995 and December 31, 1994 were as follows:

                        			1995     		1994
Finished Products       		 $3,694  		 $2,792
Crude Oil and Supplies	  	  3,070    		2,455
                        		  6,764    		5,247
Less LIFO Reserve      		 (1,517)	  	(1,203)

Total                   		 $5,247  		 $4,044

2.  FINANCIAL ARRANGEMENTS

	As of March 30, 1995, the Partnership was not in compliance with cash flow covenants of its primary borrowings which require the partnership to maintain cash flow before debt service of at least $3,000,000 during the most recent four quarter period. Huntway anticipated this event and obtained a waiver of compliance from its lenders regarding this covenant through June 30, 1995.

3.  CONTINGENCIES

	The Partnership is party to a number of lawsuits and other proceedings arising out of the ordinary course of its business. While the results of such lawsuits and proceedings cannot be predicted with certainty, management does not expect that the ultimate liability, if any, will have a material adverse effect on the consolidated financial position or results of operations of the Partnership.




MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


	The following discussion should be read in conjunction with the financial statements included elsewhere in this report.

Results of Operations

	Huntway is principally engaged in the processing and sale of liquid asphalt products, as well as the production of other refined petroleum products such as gas oil, naphtha, kerosene distillate, diesel fuel, jet fuel and bunker fuel.

	Huntway's ability to generate income depends principally upon the margins between the prices for its refined petroleum products and the cost of crude oil, as well as upon demand for liquid asphalt, which affects both price and sales volume.

	Historically, refined petroleum product prices (including prices for liquid asphalt, although to a lesser degree than Huntway's other refined petroleum products) generally fluctuate with crude oil price levels. Accordingly, there has not been a relationship between total revenues and income due to the volatile commodity character of crude oil prices.

	Accordingly, income before interest and depreciation provides the most meaningful basis for comparing historical results of operations discussed below.

	A number of uncertainties exist that may affect Huntway's future operations including the possibility of further increases in crude costs that may not be able to be passed on to customers in the form of higher prices. Additionally, crude costs could rise to such an extent that Huntway may not have sufficient letter of credit availability to purchase all the crude it needs to sustain operations to capacity, especially during the summer season. If this occurred, Huntway would be forced to reduce crude purchases which could adversely impact results of operations. The Partnership's primary product is liquid asphalt. Most of Huntway's competitors produce liquid asphalt as a by-product and are of much greater size and have much larger financial resources than the Partnership. Accordingly, the Partnership has in the past, and may in the future, have difficulty raising prices in the face of increasing crude costs. As for many of Huntway's competitors, the margins they receive on asphalt is not as important to their operations as asphalt margins are to Huntway.

Three Months Ended March 31, 1995 Compared with the Three Months
Ended March 31, 1994

	The 1995 first quarter net loss was $3,388,000, or 29 cents per unit, compared with a 1994 first quarter net loss of $949,000, or 8 cents per unit. A loss is normally expected in the winter quarter because asphalt road repair work slows down as a result of cold, wet weather. However, as explained below, current quarter results were worse than usual due to the combination of heavy rains, rising crude costs and weak refinery margins.

	The $2,439,000 increase in the net loss is principally attributable to unseasonably high rainfall in California during the first three months of 1995 versus the prior year. As asphalt cannot be laid in rainy weather, sales of conventional paving asphalt fell 32% between quarters. Additionally, crude costs rose between quarters an average of $3.90 a barrel, or 39%.
Crude costs rose in the quarter in response to rising world crude prices and increased demand for California heavy crude as refineries are increasingly using this crude in their refinery processes. Due to reduced demand, asphalt prices could not be raised in response to rising crude costs. In addition, West Coast refinery margins continued weak reaching near ten-year lows. This results from a combination of rising crude costs and excess light-end inventory. Accordingly, prices for the Partnership's other refined petroleum products fell relative to the increase in crude costs. To maintain cash flow, the Partnership sold low-margin fuel oil in the quarter which reduced the Partnership's asphalt margins and contributed to the negative operating margins incurred by the Partnership in the first quarter. Fuel oil is a blend of asphalt and gas oil.

	The following table sets forth the effects of changes in price and volume on sales and crude and processing costs on the quarter ended March 31, 1995 as compared to the quarter ended
March 31, 1994:

                                  						Crude &		          			Barrels
                           			Sales	  		Processing			Net	    	Sold
			(In Thousands)


Quarter ended March 31, 1994		$	13,752 		$	11,668 		$	2,084 		898

Effect of changes in price	      		792   			3,023 		(2,231)
Effect of changes in volume 			(2,266)		 	(1,923)	  		(343)		(148)

Quarter ended March 31, 1995		$	12,278 		$	12,768 		$	(490)	 	750

As reflected in the table, the net margin between sales and crude and processing costs declined from $2.32 per barrel for the first quarter of 1994 to $(0.65) per barrel for the first quarter of 1995. This decline in net margin of $2,574,000 is primarily attributable to significantly increased crude cost which the Partnership was unable to pass on to its customers. Volume increased slightly in Southern California as heavy rains in the quarter forced the sale of fuel oil in order to reduce excess asphalt inventory. Sales in Northern California declined significantly as a result of inclement weather. Sales prices averaged $16.37 per barrel for the first quarter of 1995 as compared to $15.31 per barrel for the comparable quarter of 1994, an increase of $1.06 or 7%. This modest increase in pricing was more than offset by an increase in crude and processing costs which averaged $17.02 and $12.99 for the quarter ended March 31, 1995 and 1994, respectively, an increase of $4.03 or 31%.

	Selling, general and administrative costs decreased $168,000 compared to the first quarter of 1994 primarily as a result of lower professional and investor relations fees.

	Interest expense and depreciation and amortization expense were consistent with the prior year.

	As a result of the factors described above, the outlook for the balance of the year is uncertain, as results will depend to a large extent on crude prices and public funding availability. Recent heavy rainfall in California has damaged asphalt roads throughout the State which will eventually lead to increased repair activity. However, when this work will occur is uncertain as State funding for road construction remains a concern.

	Because of the foregoing, as well as other factors affecting the Partnership's operating results, past financial performance should not be considered to be a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.



Capital Resources And Liquidity

	The primary factors that affect the Partnership's cash requirements and liquidity position are fluctuations in the selling prices of our refined products caused by local market supply and demand factors including public and private demand for road construction and improvement as well as demand for diesel fuel and gasoline, as well as fluctuations in the cost of crude oil which is impacted by a myriad of market factors, both foreign and domestic. In addition, capital expenditure requirements, including costs to maintain compliance with environmental regulations as well as debt service requirements, also impact the Partnership's cash needs.

	In the first quarter of 1995, operating activities consumed $3,328,000 in cash primarily resulting from the period's net loss of $3,388,000. The effect of non-cash items of $1,158,000 was offset by increased inventories of $1,193,000 caused by higher crude costs despite a 13% decline in barrels.

	Investing activities consumed $247,000 during the first quarter of 1995 primarily for refinery equipment and deposits.

	Financing activities only consumed a nominal $123,000 in the first quarter of 1995.

	In comparison, operating activities in the first quarter of 1994 consumed $1,091,000 in cash primarily resulting from the period's net loss of $949,000 offset by depreciation and amortization of $555,000 and interest expense paid by the issuance of notes of $1,035,000. Turnaround costs incurred at each of the two California refineries consumed $376,000 in cash while the expenditure of $340,000 relating to closure, maintenance and other costs was charged against the Sunbelt refinery closure reserve. Finally, due to generally low crude prices during the quarter, inventories were maintained at increased levels resulting in an increase in inventory of $1,041,000 offset by increases in accounts payable of $984,000.

	Investing activities consumed $504,000 during the first quarter of 1994 primarily for refinery equipment.

	Financing activities consumed an additional $588,000 in the first quarter of 1994 consisting primarily of the initial principal payment of $499,000 on the priority secured notes.

	The Partnership is pursuing a further restructuring of its indebtedness and has engaged an advisor to assist it in this process. The Partnership cannot determine if it will be successful in refinancing its current indebtedness nor can it presently determine what impact a possible refinancing would have on its current financial position. The Partnership has negotiated with current lenders regarding the terms on which this debt might be repaid or restructured in the event a refinancing can be accomplished through the issuance of debt and equity securities. It is contemplated that a refinancing would reduce the aggregate principal amount of debt outstanding and aggregate interest expense and would result in substantial dilution to existing unitholders through the issuance of new equity securities, whether for cash or in conjunction with a new debt financing.

	The Partnership currently believes it will be able to meet its obligations through a combination of cash on hand and anticipated future operating cash flows. However, due to the volatility of the business in which the Partnership operates, there can be no assurance that such cash flow will be adequate to sustain operations and service indebtedness.



	The Partnership believes its current level of letter of credit facilities are sufficient to guarantee expected near-term requirements for crude oil purchases, collateralization of other obligations and for hedging activities. However, due to the volatility in the price of crude oil, there can be no assurance that these facilities will be adequate.


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

	The Partnership is party to a number of additional lawsuits and other proceedings arising out of the ordinary course of its business. While the results of such lawsuits and proceedings cannot be predicted with certainty, management does not expect that the ultimate liability, if any, will have a material adverse effect on the consolidated financial position or results of operations of the Partnership other than as previously reported.

Item 2.  Changes in Securities

	Not applicable.

Item 3.  Defaults Upon Senior Securities

	Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

	Not applicable.

Item 5.  Other Information

     	None.

Item 6. Exhibits and Reports on Form 8-K

		(a) Exhibits

		Exhibit
		Number					Description of Exhibit							Page

10.57									Waiver						 			 13

		(b) Reports on Form 8-K

			None




SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 1995.


										HUNTWAY PARTNERS, L.P.
      										                (Registrant)




          	By: /s/ Warren J. Nelson
	 										   Warren J. Nelson
											    Executive Vice President
											    and Chief Financial Officer
											    (Principal Accounting Officer)