Form 10-Q
period 1995-06-30
HUNTWAY PARTNERS L P
filed 1995-08-10
CIK 840335

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended June 30, 1995
Commission File Number 1-10091



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








QUARTERLY REPORT ON FORM 10-Q

HUNTWAY PARTNERS, L.P.

For the Quarter Ended June 30, 1995




INDEX



Part I.  Financial Information
Page

	Condensed Consolidated Balance Sheets as
	  of June 30, 1995 and December 31, 1994	3

	Condensed Consolidated Statements of
	  Operations for the Three and Six Months
	  Ended June 30, 1995 and 1994	4

	Condensed Consolidated Statement of
	  Partners' Capital (Deficiency) for the Six Months
	  Ended June 30, 1995	4

	Condensed Consolidated Statements of Cash
	  Flows for the Six Months Ended
	  June 30, 1995 and 1994	5

	Notes to Condensed Consolidated
	  Financial Statements	6

	Management's Discussion and Analysis
	  of Results of Operations and
	  Financial Condition	8


Part II.  Other Information	13


HUNTWAY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
                                    			 June 30         	 		Dec. 31,
                                     			1995            	 		1994
                                     			(Unaudited)	      		(Audited)
CURRENT ASSETS:
        Cash                          		$	2,568           		$	5,984
        Accounts receivable        	    		5,068            			2,510
        Inventories	                    		5,082            			4,019
        Prepaid expenses                	 		797              			749
          Total current assets        			13,515           		 13,262

PROPERTY - net                        			68,937           			69,857

OTHER ASSETS                             			855              			805

GOODWILL                               			1,844            			1,872

TOTAL ASSETS                         		$	85,151          		$	85,796


CURRENT LIABILITIES:

   Accounts  payable	                  	$	9,402          		$	5,984
   Current portion of long-term
     obligations	                       		4,346           			2,418
        Reserve for plant closure	        		214             			242
        Accrued interest                	 		217             			241
        Other accrued liabilities      			1,866           			1,652

          Total current liabilities	   		16,045 	         		10,537

LONG-TERM OBLIGATIONS	                 		90,833          			91,312

PARTNERS' CAPITAL (DEFICIT)	          		(21,727)		        	(16,053)

TOTAL LIABILITIES AND
PARTNERS' CAPITAL                    		$	85,151         		$	85,796





HUNTWAY PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

                 		Three Months			Three Months			Six Months			Six Months
                 		Ended	       		Ended       			Ended		     	Ended
                 		June 30, 1995		June 30, 1994 	June 30,1995	June 30, 1994
                 		Unaudited	   		Unaudited   			Unaudited 			Unaudited
SALES             	$	21,061     		$	20,195     		$	33,339 	  	$	33,947

COSTS AND EXPENSES:

    Material and processing costs
                     20,527      			18,317 	     		33,366 	  		29,985
    Selling and administration expenses
                      		915 	      		1,106 	      		1,924    			2,354
    Interest expense
                     	1,300       			1,265 		      	2,555 	   		2,495
    Depreciation and amortization
                       	605         			591 		      	1,168    			1,146

Total costs and expenses
                    	23,347      			21,279 		     	39,013   			35,980

NET LOSS
                   	$	2,286      		$	1,084      		$	5,674 	  	$	2,033

NET LOSS PER EQUIVALENT

LIMITED PARTNER UNIT	$	0.20       		$	0.09       		$	0.49   		$	0.17

EQUIVALENT LIMITED PARTNER

UNITS OUTSTANDING  		11,673 	     		11,673 		     	11,673  			11,673





HUNTWAY PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)

(in thousands)


                                     	   	General 			Limited
	                                       		Partners			Partners			Totals
Balance at January 1, 1995	            			$	(160)  		$	(15,893)		$	(16,053)

Net loss for the six months
	 ended June 30, 1995	                  	 			(57)	    		(5,617)	  		(5,674)

Balance at June 30, 1995              				$	(217)  		$	(21,510)		$	(21,727)




HUNTWAY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
                                             		Six Months   			Six Months
                                             		Ended        			Ended
                                             		June 30, 1995			June 30, 1994
                                             		(Unaudited)  			(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                   	$	(5,674)    		$	(2,033)
    Adjustments to reconcile net loss
      to net cash provided by operating
      activities:

      Depreciation and amortization              		1,168 	       	1,146
        Interest expense paid by the
        issuance of notes	                        	1,692       			2,115
          Changes in operating assets and
          liabilities:

          Decrease (Increase) in accounts
            receivable	                          	(2,558)     			(1,293)
              Decrease (Increase) in inventories 	(1,037)	       		(515)
              Decrease (Increase) in prepaid
                expenses	                           	(48)	       		(533)
              Increase (Decrease) in reserve for
                plant closure	                      	(28)	       		(607)
              Increase (Decrease) in accounts
                payable	                          	3,418       			2,828
              Increase (Decrease) in accrued
                liabilities	                        	190        			(658)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES		(2,877)	        		450

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property		                         (150)       			(533)
    Additions to other assets	                     	(147)	        		(55)

NET CASH (USED) BY INVESTING ACTIVITIES           		(297)		       	(588)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term obligations          	 	(242)		     	(2,297)

NET CASH PROVIDED (USED)  BY FINANCING ACTIVITIES 		(242)     			(2,297)

NET INCREASE (DECREASE) IN CASH                 		(3,416)		     	(2,435)

CASH BALANCE - BEGINNING OF PERIOD               		5,984       			7,745


CASH BALANCE - END OF PERIOD                    	$	2,568      		$	5,310

INTEREST PAID DURING THE PERIOD	                   $	887        		$	461




HUNTWAY PARTNERS, L.P. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	The accompanying condensed consolidated financial statements of Huntway Partners, L.P. and subsidiary as of June 30, 1995 and for the three and six month periods ended June 30, 1995 and 1994 are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of such financial statements in accordance with generally accepted accounting principles. The results of operations for an interim period are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Partnerships annual report for the year ended December 31, 1994.

	Crude oil and finished product inventories are stated at cost determined by the last-in, first-out method, which is not in excess of market. The effect of LIFO on first half 1995 and 1994 results was to increase the net loss by $618,000 and $1,313,000, respectively. For the second quarter of 1995 and 1994, the effect of LIFO was to increase the net loss by $304,000 and $1,284,000, respectively.

	Inventories at June 30, 1995 and December 31, 1994 were as follows:

                                            			1995         		1994
Finished Products		                            $ 2,690 		     $ 2,792
Crude Oil and Supplies		                         4,213        		2,430
		                                               6,903       	 	5,222
Less LIFO Reserve		                             (1,821)      		(1,203)

Total                                       		 $ 5,082 		     $ 4,019

2.  FINANCIAL ARRANGEMENTS

	As of June 30, 1995, the Partnership was not in compliance with cash flow covenants of its primary borrowings which require the partnership to maintain cash flow before debt service of at least $3,000,000 during the most recent four quarter period. Huntway has obtained a waiver of compliance from its lenders regarding this covenant. Additionally, the Partnership and its lenders have agreed to reschedule the $1,000,000 minimum payment required on its 8% Senior Secured Notes from June 30, 1995 to November 30, 1995.

3.  CONTINGENCIES

	On May 19, 1995, during testing pursuant to the closure of a waste water treatment pond, the Partnership discovered that several drums of hazardous materials had been improperly disposed of at the site of the Wilmington refinery. Subsequent geophysical testing to date indicates that approximately 20 to 30 of such drums had been improperly disposed of at the site. The materials had been stored in drums and disposed of under the waste water treatment pond apparently at the time of its construction. Although the Partnership believes that it has claims against the former owners and operators of the site, as well as the entities involved in the construction of the pond and various insurance carriers which should substantially mitigate the ultimate costs, the Partnership has accrued $300,000 as of June 30, 1995 for remediation of the contamination. Management does not believe, based upon the information known at this time, that the remediation effort will have a material adverse effect on the Partnerships results of operations or financial position.

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

	Historically, refined petroleum product prices (including prices for liquid asphalt, although to a lesser degree than Huntways other refined petroleum products) generally fluctuate with crude oil price levels. Accordingly, there has not been a relationship between total revenues and income due to the volatile commodity character of crude oil prices.

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


Six Months Ended June 30, 1995 Compared with the Six Months Ended
June 30, 1994

	The 1995 first half net loss was $5,674,000, or 49 cents per unit, compared with a 1994 first half net loss of 2,033,000, or 17 cents per unit. First half results are normally expected to be worse than second half results because asphalt road repair work slows down as a result of cold, wet weather in the winter and spring and begins to pick up again in the late spring.
However, as explained below, current period results were much worse than usual due to a combination of heavy rains, rising crude costs and generally weak refinery margins.

	The $3,641,000 increase in the net loss is principally attributable to unseasonably high rainfall in California during the first four months of 1995 versus the prior year. As asphalt cannot be laid in rainy weather, barrels of paving asphalt sold fell 19% from the level achieved in the comparable period of 1994. Additionally, crude prices rose between periods an average of $3.33 a barrel, or 29%. Crude costs rose in response to rising world crude prices and increased demand for California heavy crude as refineries are increasingly using this crude in their refinery processes. Due to reduced demand, asphalt prices could not be raised in response to rising crude costs. In addition, West Coast refinery margins continued weak reaching near ten-year lows. This results from a combination of rising crude costs and excess light-end inventory. Accordingly, margins for the Partnerships other refined petroleum products fell.
To maintain cash flow, the Partnership sold low-margin fuel oil in the period which contributed to the negative operating margins incurred by the Partnership in the first half. Fuel oil is a blend of asphalt and gas oil.

	The following table sets forth the effects of changes in price and volume on sales and crude and processing costs on the six month period ended June 30, 1995 as compared to the six month period ended June 30, 1994:

                    	                    				Material &	  				    Barrels
                               			Sales	   		Processing Net	     	Sold
                                              			(In Thousands)

Six months ended June 30, 1994		  $	33,947 		$	29,985 		$	3,962 		2,084

    Effect of changes in price	    		2,601 		  	6,215 			(3,614)
    Effect of changes in volume		  	(3,209)   	(2,834)  			(375)	 	(197)

Six months ended June 30, 1995  		$	33,339 		$	33,366 		$  	(27)		1,887

As reflected in the table, the net margin between sales and crude and processing costs declined from $1.90 per barrel for the first half of 1994 to a negative one cent per barrel for the first half of 1995. This decline in net margin of $3,935,000 is primarily attributable to significantly increased crude costs which the Partnership was unable to pass on to its customers. Volume increased slightly in Southern California although heavy rains in the period forced the sale of fuel oil in order to reduce excess asphalt inventory. Sales in Northern California declined as a result of the inclement weather. Sales prices averaged $17.67 per barrel for the first half of 1995 as compared to $16.29 per barrel for the comparable period of 1994, an increase of $1.38 or 8%. This modest increase in pricing was more than offset by increases in material and processing costs which averaged $17.68 and $14.39 for the six months ended June 30, 1995 and 1994, respectively, an increase of $3.29 or 23%.

	Selling, general and administrative costs decreased $430,000 compared to the first half of 1994 primarily as a result of lower professional and investor relations fees as well as elimination of management bonus accruals.

	Interest expense and depreciation and amortization expense were consistent with the prior year.

Three Months Ended June 30, 1995 Compared with the Three Months
Ended June 30, 1994

	The 1995 second quarter net loss was $2,286,000, or 20 cents per unit, versus a 1994 second quarter net loss of $1,084,000, or 9 cents per unit. As explained below, current quarter results were worse than usual due to the combination of heavy rains, rising crude costs and weak refinery margins.

	The $1,202,000 increase in the net loss is principally attributable to lower asphalt gross margin due to unseasonably high rainfall in California during the second quarter of 1995 versus the prior year. As asphalt cannot be laid in rainy weather, barrels of paving asphalt sold fell 12% between quarters. Additionally, crude prices rose between quarters an average of $2.55 a barrel, or 20%. Crude costs rose in the quarter in response to rising world crude prices and increased demand for California heavy crude as refineries are increasingly using this crude in their refinery processes. Due to reduced demand, asphalt prices could not be raised in response to rising crude costs. In addition, West Coast refinery margins continued weak and near ten-year lows. This results from a combination of rising crude costs and excess light-end inventory. Accordingly, prices for the Partnerships other refined petroleum products fell relative to the increase in crude costs. To maintain cash flow, the Partnership continued to sell low-margin fuel oil in the quarter which contributed to the negative operating margins incurred by the Partnership in the second quarter. Fuel oil is a blend of asphalt and gas oil.

	The following table sets forth the effects of changes in price and volume on sales and crude and processing costs on the quarter ended June 30, 1995 as compared to the quarter ended June
30, 1994:

                                      						Material &     				 	Barrels
                              			Sales   			Processing Net	     	Sold
                                             			(In Thousands)

Quarter ended June 30, 1994		    $	20,195 		$	18,317 		$	1,878 		1,186

    Effect of changes in price	   		1,700 		  	2,967 			(1,267)
    Effect of changes in volume   			(834)		   	(757)	   		(77)  		(49)

Quarter ended June 30, 1995     	$	21,061 		$	20,527 	  	$	534 		1,137

As reflected in the table, the net margin between sales and crude and processing costs declined from $1.58 per barrel for the second quarter of 1994 to $0.47 per barrel for the second quarter of 1995. This decline in net margin of $1,344,000 is primarily attributable to significantly increased crude cost which the Partnership was unable to pass on to its customers. Volume increased slightly in Southern California but continuing heavy rains early in the quarter forced the sale of additional fuel oil in order to reduce excess asphalt inventory. Sales in Northern California declined significantly as a result of inclement weather early in the quarter. Sales prices averaged $18.52 per barrel for the second quarter of 1995 as compared to $17.03 per barrel for the comparable quarter of 1994, an increase of $1.49 or 9%. This increase in pricing was more than offset by increased material and processing costs which averaged $18.05 and $15.44 for the quarter ended June 30, 1995 and 1994, respectively, an increase of $2.61 or 17%.

	Selling, general and administrative costs decreased $191,000 compared to the second quarter of 1994 primarily as a result of lower professional and investor relations fees as well as elimination of management bonus accruals.

	Interest expense and depreciation and amortization expense were consistent with the prior year.

	As a result of the factors described above, the outlook for the balance of the year is uncertain, as results will depend to a large extent on crude prices and public funding availability.
The heavy rainfall in California has damaged asphalt roads throughout the State which will eventually lead to increased repair activity. However, when this work will occur is uncertain as State funding for road construction remains a concern.

	Because of the foregoing, as well as other factors affecting the Partnerships operating results, past financial performance should not be considered to be a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Capital Resources And Liquidity

	The primary factors that affect the Partnership's cash requirements and liquidity position are fluctuations in the selling prices of our refined products caused by local market supply and demand factors including public and private demand for road construction and improvement as well as demand for diesel fuel and gasoline, as well as fluctuations in the cost of crude oil which is impacted by a myriad of market factors, both foreign and domestic. In addition, capital expenditure requirements, including costs to maintain compliance with environmental regulations as well as debt service requirements, also impact the Partnerships cash needs.

	In the first half of 1995, operating activities consumed $2,877,000 in cash primarily resulting from the periods net loss of $5,674,000 offset by non-cash items of $2,860,000. Seasonal increases in accounts receivable and inventories of $3,595,000 were financed by similar seasonal increases in accounts payable and accrued liabilities which increased by $3,608,000.

	Investing activities consumed $297,000 during the first half of 1995 primarily for refinery equipment and deposits.

	Financing activities consumed $242,000 in the first half of 1995 primarily for reduction in the capital lease obligation.

	In comparison, through the first six months of 1994, operating activities provided $450,000 in cash primarily resulting from the periods net loss of $2,033,000 offset by non-cash items of $3,261,000. Prepaid expenses increased $533,000 primarily due to turnaround costs incurred at each of the two California refineries. The expenditure of $607,000 relating to closure, maintenance and other costs was charged against the Sunbelt refinery closure reserve. Inventory increased $515,000 through the first six months of the year as cash was expended to build inventories in anticipation of the summer season. Accounts receivable also increased by $1,293,000 due to higher seasonal sales levels. Accrued liabilities declined $658,000 primarily due to property tax payments. These factors were offset by increased accounts payable of $2,828,000 due to rising crude costs.

	Investing activities consumed $588,000 during the first half of 1994 primarily for refinery equipment.

	Financing activities consumed an additional $2,297,000 in the first half of 1994 consisting primarily of principal payments of $2,117,000 on the priority secured notes.

	The Partnership is pursuing a further refinancing of its indebtedness and has been assisted in this process by an outside advisor. It is contemplated that a refinancing would reduce the aggregate principal amount of debt outstanding and aggregate interest expense and would result in substantial dilution to existing unitholders through the issuance of new equity securities, whether for cash or in conjunction with a new debt financing. The Partnership also continues to negotiate with its current lenders regarding the terms on which its existing debt might be repaid or restructured. The Partnership cannot determine if it will be successful in refinancing or restructuring its current indebtedness nor can it presently determine what impact a possible refinancing or restructuring would have on its current financial position.

	The Partnership currently believes it will be able to meet its obligations through 1995 by a combination of cash on hand and anticipated future operating cash flows. However, due to the volatility of the business in which the Partnership operates, there can be no assurance that such cash flow will be adequate to sustain operations and service indebtedness. A restructuring of the Partnerships indebtedness will become a necessity within the next twelve months unless operating margins materially improve.

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

Item 5.  Other Information

     	None.

Item 6. Exhibits and Reports on Form 8-K

		(a) Exhibits

			None

		(b) Reports on Form 8-K

			None




SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 1995.


										HUNTWAY PARTNERS, L.P.
     					                (Registrant)



                        			By: /s/ Warren J. Nelson
	 										   Warren J. Nelson
											    Executive Vice President
											    and Chief Financial Officer
											    (Principal Accounting Officer)

- 17 -