Form 10-Q
period 1995-09-30
HUNTWAY PARTNERS L P
filed 1995-11-14
CIK 840335

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended September 30, 1995
Commission File Number 1-10091



HUNTWAY PARTNERS, L.P.
(Exact Name of Registrant as Specified in its Charter)


                  Delaware
			      36-3601653
      (State or Other Jurisdiction of
			  (I.R.S. Employer
      Incorporation or Organization)
			  Identification No.)


    25129 The Old Road, Suite 322
Newhall, California
(Address of Principal Executive Offices)
91381
(Zip Code)


Registrants Telephone Number Including Area Code:  (805) 286-1582




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X        No      .








QUARTERLY REPORT ON FORM 10-Q

HUNTWAY PARTNERS, L.P.

For the Quarter Ended September 30, 1995




INDEX



Part I.  Financial Information
Page

	Condensed Consolidated Balance Sheets as
	  of September 30, 1995 and December 31, 1994	3

	Condensed Consolidated Statements of
	  Operations for the Three and Nine months
	  Ended September 30, 1995 and 1994	4

	Condensed Consolidated Statement of
	  Partners Capital (Deficiency) for the Nine months
	  Ended September 30, 1995	4

	Condensed Consolidated Statements of Cash
	  Flows for the Nine months Ended
	  September 30, 1995 and 1994	5

	Notes to Condensed Consolidated
	  Financial Statements	6

	Managements Discussion and Analysis
	  of Results of Operations and
	  Financial Condition	8


Part II.  Other Information	13




HUNTWAY PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)




                                  	 		Sept. 30,         	 		Dec. 31,
                                   			1995              	 		1994
                                                         			(Audited)
CURRENT ASSETS:

        Cash                        		$	1,721            	 	$	5,984
        Accounts receivable          			8,340              			2,510
        Inventories                  			3,553              			4,019
        Prepaid expenses               			655                			749
              Total current assets  			14,269             			13,262


PROPERTY - net                      			68,439             			69,857


OTHER ASSETS	                           		768                			805


GOODWILL                             			1,830              			1,872


TOTAL ASSETS                       		$	85,306            		$	85,796


CURRENT LIABILITIES:

Accounts  payable	                   	$	8,530            		$	5,984
Current portion of long-term
  obligations                       		 	4,224             			2,418
Reserve for plant closure              			214               			242
Accrued interest	                     		1,317               			241
Other accrued liabilities            			1,754             			1,652
Total current liabilities	           		16,039            			10,537


LONG-TERM OBLIGATIONS               			90,834            			91,312


PARTNERS CAPITAL (DEFICIT)	         		(21,567)          			(16,053)


TOTAL LIABILITIES AND
PARTNERS CAPITAL                   		$	85,306          		$	85,796





HUNTWAY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)
                         	Three Months	Three Months		Nine Months		Nine Months
                         	Ended	      	Ended       		Ended      		Ended
	                         Sept. 30,   	Sept. 30,     Sept. 30,   	Sept. 30,
                          1995         1994          1995         1994

SALES                   	 $27,345 	  	 $26,110    		 $ 60,684  		 $ 60,057


COSTS AND EXPENSES:
Material and Processing
  Costs                   	24,301     		23,159      		57,667    		53,143
Selling and Administration
  Expenses                   	895        		851       		2,818     		3,205
Interest Expense           	1,328      		1,248       		3,884     		3,743
Depreciation and
  Amortization               	661        		649       		1,829     		1,795

Total Costs and Expenses  	27,185     		25,907      		66,198    		61,886

NET INCOME (Loss)	        $   160   		 $   203   		 $ (5,514)		 $ (1,829)

NET INCOME/(LOSS) PER
EQUIVALENT	LIMITED PARTNER
UNIT	                     $  0.01   		 $  0.02   		 $  (0.47)		 $  (0.16)

EQUIVALENT LIMITED PARTNER
UNITS OUTSTANDING         	11,673     		13,359     		11,673    		11,673





HUNTWAY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS CAPITAL (DEFICIT)

(in thousands)

                                     			General  		Limited
                                     			Partners 		Partners	  	Totals
Balance at January 1, 1995 (Audited)			 $  (160)		 $(15,893)		 $(16,053)

Net Loss for the Nine Months
    Ended September 30, 1995	             		(55)   		(5,459)	  	(5,514)

Balance at September 30, 1995	       		 $  (215)		 $(21,352)	 $(21,567)



HUNTWAY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
                                            		Nine Months	   		Nine Months
                                            		Ended	         		Ended
                                            		Sept. 30, 1995			Sept. 30, 1994
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                 	$	(5,514)      		$	(1,829)
    Adjustments to Reconcile Net Loss
    to Net Cash Provided by Operating
    Activities:

    Depreciation and Amortization	             	1,829         			1,795

    Interest Expense Paid by the Issuance
       of Notes                               		1,692        			3,180
    Changes in Operating Assets and Liabilities:

     Decrease (Increase) in Accounts
       Receivable                            		(5,830)	     		(2,341)
     Decrease (Increase) in Inventories	         	428         			902
     Decrease (Increase) in Prepaid Expenses     		94        			(394)
     Increase (Decrease) in Reserve for Plant
       Closure                                  		(28)       			(854)
     Increase (Decrease) in Accounts Payable  		2,546       			2,730
   Increase (Decrease) in Accrued Liabilities	 	1,179        			(783)

NET CASH PROVIDED (USED) BY OPERATING
  ACTIVITIES	                                 	(3,604)      			2,406

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to Property                      		(186)      			(654)
    Additions to Other Assets                  		(108)	       		(76)

NET CASH (USED) BY INVESTING ACTIVITIES	        	(294)      			(730)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of Long-Term Obligations	        	(365)    			(4,137)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES (365)	    		(4,137)

NET INCREASE (DECREASE) IN CASH              		(4,263)		    	(2,461)

CASH BALANCE - BEGINNING OF PERIOD            		5,984 	     		7,745


CASH BALANCE - END OF PERIOD                 	$	1,721     		$	5,284

INTEREST PAID DURING THE PERIOD              	$	1,114       		$	606

HUNTWAY PARTNERS, L.P. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	The accompanying condensed consolidated financial statements of Huntway Partners, L.P. and subsidiary as of September 30, 1995 and for the three and nine month periods ended September 30, 1995 and 1994 are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of such financial statements in accordance with generally accepted accounting principles. The results of operations for an interim period are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Partnerships annual report for the year ended December 31, 1994.

	Crude oil and finished product inventories are stated at cost determined by the last-in, first-out method, which is not in excess of market. The effect of LIFO on nine months 1995 and 1994 results was to increase the net loss by $2,000 and $1,020,000, respectively. For the third quarter of 1995 and 1994, the effect of LIFO was to increase net income by $616,000 and $293,000, respectively.

	Inventories at September 30, 1995 and December 31, 1994 were as follows:

                                			1995    		1994
Finished Products               		 $1,492 		 $2,792
Crude Oil and Supplies          		  3,266 	  	2,430
                                		  4,758   		5,222
Less LIFO Reserve               		 (1,205) 		(1,203)

Total                           		 $3,553 		 $4,019

2.  FINANCIAL ARRANGEMENTS

	As of September 30, 1995, the Partnership was not in compliance with cash flow covenants of its primary borrowings which require the partnership to maintain cash flow before debt service of at least $3,000,000 during the most recent four quarter period. The Partnerships lenders have agreed to issue a waiver of compliance regarding this covenant.

3.  CONTINGENCIES

	On May 19, 1995, during testing pursuant to the closure of a waste water treatment pond, the Partnership discovered that several drums of hazardous materials had been improperly disposed of at the site of the Wilmington refinery. Subsequent geophysical testing to date indicates that approximately 20 to 30 of such drums had been improperly disposed of at the site. The materials had been stored in drums and disposed of under the waste water treatment pond apparently at the time of its construction. Although the Partnership believes that it has claims against the former owners and operators of the site, as well as the entities involved in the construction of the pond and various insurance carriers which should substantially mitigate the ultimate costs, the Partnership has accrued $325,000 as of September 30, 1995 for remediation of the contamination.
Management does not believe, based upon the information known at this time, that the remediation effort will have a material adverse effect on the Partnerships results of operations or financial position.

	The Partnership is party to a number of lawsuits and other proceedings arising out of the ordinary course of its business. While the results of such lawsuits and proceedings cannot be predicted with certainty, management does not expect that the ultimate liability, if any, will have a material adverse effect on the consolidated financial position or results of operations of the Partnership.



MANAGEMENTS DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


	The following discussion should be read in conjunction with the financial statements included elsewhere in this report.

Results of Operations

	Huntway is principally engaged in the processing and sale of liquid asphalt products, as well as the production of other refined petroleum products such as gas oil, naphtha, kerosene distillate, diesel fuel, jet fuel and bunker fuel.

	Huntways ability to generate income depends principally upon the margins between the prices for its refined petroleum products and the cost of crude oil, as well as upon demand for liquid asphalt, which affects both price and sales volume.

	Historically, refined petroleum product prices (including prices for liquid asphalt, although to a lesser degree than Huntways other refined petroleum products) generally fluctuate with crude oil price levels. Accordingly, there has not been a relationship between total revenues and income due to the volatile commodity character of crude oil prices.

	Accordingly, income before interest, depreciation and amortization provides the most meaningful basis for comparing historical results of operations discussed below.

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

Three Months Ended September 30, 1995 Compared with the Three
Months Ended September 30, 1994

	The 1995 third quarter net income was $160,000, or 1 cent per unit, versus 1994 third quarter net income of $203,000, or 2 cents per unit.

	The nominal decrease of $43,000 in net income between quarters is principally attributable to costs associated with the Arizona refinery which was charged against the closure reserve in 1994.



	The following table sets forth the effects of changes in price and volume on sales and crude and processing costs on the quarter ended September 30, 1995 as compared to the quarter ended
September 30, 1994:

                                          						Materials &     					Barrels
                                  			Sales   			Processing Net	     	Sold
                                  			(In Thousands)

Period ended Sept. 30, 1994        		$	60,057 		$	53,143 		$	6,914 		3,500

    Effect of changes in price	       		4,556   			8,001 			(3,445)
    Effect of changes in volume	     		(3,929) 			(3,477)		  	(452) 		(229)

Period ended Sept. 30, 1995	        	$	60,684 		$	57,667 		$	3,017 		3,271

As reflected in the table, the net margin between sales and crude and processing costs improved from $2.08 per barrel for the third quarter of 1994 to $2.20 per barrel for the third quarter of 1995. This improvement in net margin of $93,000 is primarily attributable to the Partnership being able to pass on to its customers crude cost increases due to heavy late summer demand and to improved margins. Sales prices averaged $19.76 per barrel for the third quarter of 1995 as compared to $18.44 per barrel for the comparable quarter of 1994, an increase of $1.32, or 7%. This increase in pricing was partially offset by increased material and processing costs which averaged $17.56 and $16.36 for the quarter ended September 30, 1995 and 1994, respectively, an increase of $1.20, or 7%.

	Selling, general and administrative costs increased $44,000 compared to the third quarter of 1994 as 1994 received the benefit of the recovery of a previously written-off receivable of $110,000 offset by the elimination of bonus accruals in 1995.

	Interest expense and depreciation and amortization expense were generally consistent with the prior year.

	Because of the foregoing, as well as other factors affecting the Partnerships operating results, past financial performance should not be considered to be a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Nine months Ended September 30, 1995 Compared with the Nine months Ended September 30, 1994

	The net loss was $5,514,000, or 47 cents per unit, compared with the comparable 1994 period net loss of $1,829,000, or 16 cents per unit. As explained below, current period results were much worse than usual due to a combination of heavy rains, rising crude costs and generally weak refinery margins in the first half of 1995.

	The $3,685,000 increase in the net loss is principally attributable to unseasonably high rainfall in California during the first four months of 1995 versus the prior year. As asphalt cannot be laid in rainy weather, barrels of paving asphalt sold fell 7% from the level achieved in the comparable period of 1994. Additionally, crude prices rose between periods an average of $2.37 a barrel, or 19%. Crude costs rose in response to rising world crude prices and increased demand for California heavy crude as refineries are increasingly using this crude in their refinery processes. Due to reduced demand in the first half of the year, asphalt prices could not be raised in response to rising crude costs. In addition, West Coast refinery margins continued weak throughout much of the first nine months of the year. These comparatively weak refinery margins result from a combination of rising crude costs and excess light-end inventory. Accordingly, margins for the Partnerships other refined petroleum products fell. To maintain cash flow, the Partnership sold low-margin fuel oil in the first half of 1995 which contributed to the negative operating margins incurred by the Partnership in the period. Fuel oil is a blend of asphalt and gas oil.

	The following table sets forth the effects of changes in price and volume on sales and crude and processing costs on the nine month period ended September 30, 1995 as compared to the nine month period ended September 30, 1994:

                                           						Materials &	     				Barrels
                                     	Sales	   		Processing Net	     	Sold
                                   			(In Thousands)

Three months ended Sept. 30, 1994   		$	26,110 		$	23,159 		$	2,951 		1,416

    Effect of changes in price        			1,825   			1,665    			160
    Effect of changes in volume	        		(590)   			(523)	   		(67)  		(32)

Three months ended Sept. 30, 1995   		$	27,345 		$	24,301 		$	3,044 		1,384

As reflected in the table, the net margin between sales and crude and processing costs declined from $1.98 per barrel for the first nine months of 1994 to $0.92 per barrel for the first nine months of 1995. This decline in net margin of $3,897,000 is primarily attributable to significantly increased crude costs which the Partnership was unable to pass on to its customers. Volume declined slightly in Southern California and heavy rains in the period forced the sale of fuel oil in order to reduce excess asphalt inventory. Sales in Northern California declined as a result of the inclement weather. Sales prices averaged $18.55 per barrel for the first nine months of 1995 as compared to $17.16 per barrel for the comparable period of 1994, an increase of $1.39, or 8%. This modest increase in pricing was more than offset by increases in material and processing costs which averaged $17.63 and $15.18 for the nine months ended September 30, 1995 and 1994, respectively, an increase of $2.45 or 16%.

	Selling, general and administrative costs decreased $387,000 compared to the comparable period of 1994 primarily as a result of lower professional and investor relations fees as well as elimination of management bonus accruals.

	Interest expense and depreciation and amortization expense were consistent with the prior year.



 Capital Resources And Liquidity

	The primary factors that affect the Partnerships cash requirements and liquidity position are fluctuations in the selling prices of our refined products caused by local market supply and demand factors including public and private demand for road construction and improvement as well as demand for diesel fuel and gasoline, as well as fluctuations in the cost of crude oil which is impacted by a myriad of market factors, both foreign and domestic. In addition, capital expenditure requirements, including costs to maintain compliance with environmental regulations as well as debt service requirements, also impact the Partnerships cash needs.

	In the first nine months of 1995, operating activities consumed $3,604,000 in cash primarily resulting from the periods net loss of $5,514,000 offset by non-cash items of $3,521,000. Seasonal increases in accounts receivable of $5,830,000 were financed by similar seasonal increases in accounts payable which increased by $2,546,000 and by a decrease in inventories of $428,000. Accrued liabilities increased by $1,179,000 due to increased accrued interest which was substantially paid down on October 3, 1995 commensurate with a $1,250,000 payment to the Partnerships senior lenders.

	Investing activities consumed $294,000 during the first nine months of 1995 primarily for refinery equipment and deposits.

	Financing activities consumed $365,000 in the first nine months of 1995 primarily for reduction in the capital lease obligation.

	In comparison, through the first nine months of 1994, operating activities provided $2,406,000 in cash primarily resulting from the periods net loss of $1,829,000 offset by non-cash items of $4,975,000. Prepaid expenses increased $394,000 primarily due to turnaround costs incurred at each of the two California refineries. The expenditure of $854,000 relating to closure, maintenance and other costs was charged against the Sunbelt refinery closure reserve. Inventory decreased $902,000 through the first nine months of the year while accounts receivable increased by $2,341,000 due to higher seasonal sales levels. Accrued liabilities declined $783,000 primarily due to property tax payments. These factors were offset by increased accounts payable of $2,730,000 due to higher crude purchases.

	Investing activities consumed $730,000 during the first half of 1994 primarily for refinery equipment.

	Financing activities consumed an additional $4,137,000 in the first half of 1994 consisting primarily of principal payments on the priority secured notes.

	The Partnership is negotiating with its lenders a restructuring or refinancing of its indebtedness and has been assisted in this process by an outside advisor. It is contemplated that such restructuring or refinancing would reduce the aggregate principal amount of debt outstanding as well as aggregate interest expense and would result in substantial dilution to existing unitholders through the issuance of new equity securities.

	On October 3, 1995, the Partnership made the scheduled third quarter payment of $1,250,000. The Partnership has informed its lenders that it will not make any additional payments under the current indenture. The current indenture, as amended, provides for a $1,000,000 payment due November 30, 1995 and a $1,250,000 payment due December 31, 1995. In addition, the current indenture provides for a $5,000,000 payment in 1996 paid quarterly under a defined formula.

	Substantially all of the Partnerships current senior lenders have verbally informed the Partnership that they do not intend to pursue their remedies under the current indenture due to nonpayment while discussions regarding the potential restructuring or refinancing of the Partnerships indebtedness are continuing.

	Management currently believes, based on discussion it has had with its current senior lenders, that a successful restructuring or refinancing of its current indebtedness is possible but cannot be assured.

	The Partnership currently believes it will be able to meet its operating obligations through a combination of cash on hand and anticipated future operating cash flows. However, due to the volatility of the business in which the Partnership operates, there can be no assurance that such cash flow will be adequate to sustain operations and service indebtedness.

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

Item 5.  Other Information

     	None.

Item 6. Exhibits and Reports on Form 8-K

		(a) Exhibits

			None

		(b) Reports on Form 8-K

			None




SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 1995.


										HUNTWAY PARTNERS, L.P.
          (Registrant)


               By:/s/ Warren J. Nelson
	 										   Warren J. Nelson
											    Executive Vice President
											    and Chief Financial Officer
											    (Principal Accounting Officer)

- 21 -