Form 10-K
period 1995-12-31
HUNTWAY PARTNERS L P
filed 1996-04-15
CIK 840335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995 Commission File
Number 1-10091

HUNTWAY PARTNERS, L.P.
(Exact Name of Registrant as Specified in its Charter)

	Delaware	36-3601653
	(State or Other Jurisdiction of 	(I.R.S. Employer
	Incorporation or Organization)	Identification No.)

	25129 The Old Road, #322
	Newhall, California  	91381
	(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number Including Area Code:  (805) 286-
1582

Securities Registered Pursuant to Section 12(b) of the Act:

 		Name of Each Exchange
	Title of Each Class	on Which Registered

	Common Units	New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be considered, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
amendment to this Form 10-K. [   ]

At April 1, 1996, the aggregate market value of the Partnership Units held by non-affiliates of the registrant was approximately $3,110,667 based upon the closing price of its units on the New York Stock Exchange Composite tape. At April 1, 1996, there were 11,556,250 Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

	Document 	Form 10-K Part

Specified portions of Registrant's
Registration Statement on Form S-1 as amended by
Amendment No. 3, filed November 9, 1988	Part II


PART I


Item 1.  Business of the Partnership

INTRODUCTION

Huntway Partners, L.P., a Delaware limited partnership (the "Partnership"), owns three crude oil refineries located in California and Arizona. The Partnership is currently operating the two California refineries while the Arizona refinery has been shutdown since August 1993 due to adverse market conditions.

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

The two California refineries produce liquid asphalt products and light-end products such as gas oil, diesel fuel, naphtha and kerosene distillate, from crude oil obtained from onshore and offshore California production sources. The Arizona refinery, which was shut down in August 1993, also produced jet fuel and diesel fuel. The California refineries supply liquid asphalt to hot mix asphalt producers, material supply companies, contractors and government agencies principally for use in road paving in California, and to a lesser extent Arizona, Nevada, Utah, Oregon and Mexico. The Arizona refinery is owned by a subsidiary of the Partnership, Sunbelt Refining Company, L.P. ("Sunbelt"). The refining business conducted by the Partnership, its subsidiary and its predecessors since 1979 is referred to herein as "Huntway".

Most competing refineries typically produce liquid asphalt as a residual by-product from the refining of higher cost and higher quality, light crude oil into products such as gasoline. In contrast, Huntway's California refineries were designed specifically for the production of liquid asphalt from lower cost, lower quality, heavy crude oil produced in California.

Products and Markets:

Market Area

Huntway markets liquid asphalt primarily in California and, to a lesser extent, in Nevada, Utah, Arizona and Oregon. The market area served by the Wilmington refinery includes the southern portion of California from Bakersfield to San Diego, into Baja, California in Mexico, and east into southern Nevada and Arizona (the "Southern Market"). The market area covered by the Benicia refinery includes most of northern California from Monterey and Modesto north to southern Oregon and east to northern Nevada and Utah (the "Northern Market"). The Arizona refinery market area is no longer serviced through its Sunbelt refinery, as the refinery was shut down in August 1993.

Liquid Asphalt

Liquid asphalt is Huntway's principal product and accounted for approximately 54% of its revenues in 1995 and 1994. The principal uses of liquid asphalt are in road paving and, to a lesser extent, in the manufacture of roofing products. About 82% of Huntway's liquid asphalt sales consist of paving grade liquid asphalt. The remaining 18% of Huntway's liquid asphalt is sold for use in the production of roofing products such as tar paper and roofing shingles, as a component of fuel oil sales and other specialty products.

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

Gas Oil

Gas oil accounted for about 27% of Huntway's revenues during 1995 and 29% during 1994. This product is used either as a blending stock to make marine diesel fuel or bunker fuel or by other refiners as a feedstock for the production of gasoline and other light petroleum products.

Kerosene Distillate and Naphtha

Kerosene distillate is primarily sold to customers to be used as a refinery feedstock or diesel blendstock.

Huntway also produces a gasoline range naphtha which is sold to other refiners for blending or production of finished gasoline products. Sales of kerosene distillate and naphtha accounted for approximately 18% and 19% of revenues in 1995 and 1994, respectively.

Jet Fuel

Jet fuel, formerly produced in Arizona, was sold to the Defense Fuels Supply Command - a branch of the U.S. government - and was used as a military aviation fuel. Due to the closure of the Sunbelt Refinery, Huntway did not sell jet fuel in 1994 or 1995 and it accounted for less than 10% of revenues in 1993.

Diesel Fuel

Diesel fuel, formerly produced in Arizona, was sold to distributors as well as end users for use as a motor vehicle fuel. Sales of diesel fuel accounted for less than 10% of
revenues in 1993.   With the closure of the Sunbelt refinery,
Huntway is no longer producing diesel fuel and sold none in 1994 or 1995.

Bunker Fuel Blend Stock

This product is blended with lower viscosity blend stock to make finished marine fuels used as a fuel by ocean going ships and barges and is sold primarily to ship bunkering companies. Huntway did not sell bunker fuel in 1994 but sold a record amount in 1995 due to extensive rain in the first half of the year. It accounted for less than 1% of revenues in 1993.

Major Customers

One customer accounted for 17% of revenues in 1995 and 16% of revenues in 1994. In the event that one or more customers significantly reduces the level of their purchases from Huntway, Huntway's management believes that it could find alternative purchasers for the affected output and that such reduction would not have a long-term material adverse effect upon the results of Huntway's operations.

Factors Affecting Demand for Liquid Asphalt

General

Demand for liquid paving asphalt products is primarily affected by federal, state and local highway spending, commercial construction and the level of housing starts and the weather, all of which are beyond the control of the Partnership. Government highway spending provides a source of demand which is relatively unaffected by normal business cycles but is dependent upon appropriations. During 1995, approximately 80% of liquid asphalt sales were ultimately funded by the public sector. However, 1994 results and, to some extent, 1995 results were adversely impacted by the January 17, 1994 earthquake which diverted substantial public funds designated for road transportation to freeway and bridge repair. This repair effort primarily utilized concrete and steel, and thereby depressed 1994 and 1995 public funding of
conventional asphalt paving.   Historically, approximately 70% of
Huntway's liquid asphalt sales have been made to purchasers whose business is directly tied to these various governmental expenditures. Over the long term the demand for liquid asphalt will also tend to be influenced by changes in population, the level of commercial construction, and housing activity.

The depressed business environment in California in recent years has adversely impacted demand for asphalt by the private sector. Increased public sector demand has partially mitigated lower private demand. In 1995, public sector work was delayed in the first half of the year due to the heavy rainfall while, in 1994, and to some extent in 1995, public funding was diverted to freeway and bridge repair resulting from the January 1994 earthquake. Private asphalt demand rebounded slightly in 1995 due to an improved California economy and is expected to increase in each of the next few years commensurate with the anticipated expansion of the California economy.

In the first half of 1995, unusually heavy rainfall severely depressed asphalt demand, as asphalt is not usually laid in rainy weather. However, demand for asphalt did increase in the second half of the year versus 1994 second half due to the backlog created as a result of the poor weather experienced in the first half of the year and a relatively dry fourth quarter 1995.

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

On March 26, 1996, the California electorate approved Proposition 192, the Seismic Retrofit Bond Act of 1996. This bond measure will raise $2 billion to finance a seismic retrofit program for state bridges, highway overpasses and interchanges and will have the indirect effect of increasing expenditures for conventional road repair and construction over that which would have been spent had Proposition 192 not been approved.

Local governmental units (such as cities, counties and townships) provide additional funding for road and highway projects through various taxes and bond issues.

However, it should be noted that these past increases in governmental funding and expenditures to date have not been sufficient to entirely offset the decline in private sector demand as previously outlined.

Crude Oil Supply

Huntway's California refineries require approximately 15,000 bpd of crude oil when operating at their rated capacities. Total refinery crude oil processing capacity in California is approximately 1.9 million bpd according to the 1995 Refining Survey published by the Oil & Gas Journal. Refinery capacity for the West Coast of the United States, including Hawaii, is 2.9 million bpd. These refineries generally run an average of 90% of their capacity. California refineries are supplied primarily by onshore and offshore California production and by crude oil transported from Alaska with some imports from South America, Mexico, the Far East and Persian Gulf. Current production of crude oil in California and Alaska alone totals approximately 2.5 million bpd. Legislation has been passed to allow for the export of Alaskan North Slope Crude oil. Management does not believe that this will significantly affect Huntway's ability to obtain crude oil nor will it have a material effect on Huntway's cost of crude oil.

Huntway's California refineries are located near substantial crude oil reserves. A significant portion of this crude oil is heavy, high sulfur crude oil, which is well-suited for liquid asphalt production due to the higher percentage yield of liquid asphalt per barrel.

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

Huntway's five-state market area is served by numerous refineries, including refineries operated by major integrated oil companies and by other independent refiners. All of Huntway's primary competitors are located in California and many have larger refining capacity and greater financial resources than does Huntway. In 1995, Huntway's management believes that Shell Oil Company accounted for a majority of the volume of liquid asphalt sales in the Northern Market and that Huntway accounted for 20% to 25% of liquid asphalt sales in this market area. The remaining 10% to 20% estimated market share is apportioned amongst several other competitors located outside of the Northern California area. Chevron ceased producing asphalt in Northern California effective January 1, 1994. Huntway's management believes that Paramount (formerly Enron) accounts for approximately 50% of the liquid asphalt sales in the Southern market and that Huntway and two other competing refineries account for the majority of the remainder of liquid asphalt sales.

Employees

Huntway currently has 71 full-time and 8 part-time employees.
None of Huntway's employees is represented by a union, and management believes that labor relations have been excellent.

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

Huntway has from time to time expended significant resources, both financial and management, to comply with environmental regulations and permitting requirements and anticipates that it will continue to be required to expend financial and management resources for this purpose in the future. Stringent new environmental regulations have been adopted recently which will require most refiners in Huntway's market area to expend substantial sums in order to comply. However, these regulations principally impact refiners which produce motor vehicle fuels which Huntway does not produce. Compliance with such regulations and requirements has not had a material adverse effect on the assets, financial position or results of operations of Huntway. Huntway estimates that its environmentally-related remediation expenditures in 1996 will total approximately $150,000 with such expenditures totaling $65,000 in 1995 and $60,000 in 1994. Environmentally-related remediation expenditures in 1994 and 1995 were less than anticipated due to permitting delays resulting from regulatory agencies. This anticipated increase in costs in 1996 is primarily associated with the closure of a hazardous waste surface impoundment at its Wilmington refinery including remediation costs associated with removing approximately 20 to 30 drums improperly buried at the Wilmington refinery site prior to its construction.

On May 19, 1995, during testing pursuant to the closure of a waste water treatment pond, the Partnership discovered that several drums of hazardous materials had been improperly disposed of at the site of the Wilmington refinery. Subsequent geophysical testing to date indicates that approximately 20 to 30 of such drums had been improperly disposed of at the site. The materials had been stored in drums and disposed of under the waste water treatment pond apparently at the time of its construction. Although the Partnership believes that it has claims against the former owners and operators of the site, as well as the entities involved in the construction of the pond and various insurance carriers which should substantially mitigate the ultimate costs, the Partnership has accrued $294,000 as of December 31, 1995 for remediation of the contamination. Management does not believe, based upon the information known at this time, that the remediation effort will have a material adverse effect on the Partnership's results of operations or financial position.


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

Item 3.  Legal Proceedings

In December 1992, the Partnership uncovered certain irregularities in its financial accounts. These irregularities extended to the accounting records utilized in the preparation of the Partnership's quarterly reports on Form 10-Q for 1992, as filed with the Securities and Exchange Commission (SEC). As a result, the quarterly financial information was restated and presented as a part of the Partnership's Annual Report on Form 10-K which was filed with the SEC on March 30, 1993. The Company has reported all of these irregularities to appropriate governmental authorities, including the Securities and Exchange Commission and the U.S. Attorney's office. The Partnership was notified in early December 1992 that the SEC was commencing an informal investigation into these financial irregularities and was further notified in late April 1993 that a formal investigation had begun. The Partnership has cooperated fully with the SEC in its investigation. In July of 1994, the Partnership was notified that the SEC had concluded its investigation and issued an order specifying that the Partnership permanently cease and desist from committing or causing any violations or future violations of Section 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20, 13a-13 and 13b2-1 thereunder. The SEC did not order a monetary penalty as a result of the investigations. The Partnership has consented to the order without admitting or denying any factual allegations contained in the order.

As a result of the Company's disclosures to the U.S. Attorney's office, the Company has received a federal grand jury subpoena seeking documents. The Company is responding to the subpoena and cooperating with the U.S. Attorney's office in the course of this investigation.

In December 1992, two lawsuits were filed against the Partnership and certain of its present and former officers. The lawsuits sought an unspecified amount of damages and alleged that certain statements made by the Partnership failed to adequately disclose material facts that would have impacted the trading value of the Partnership's units. These lawsuits were settled in August 1993 pursuant to which the plaintiffs would receive a combination of $1,200,000 in insurance proceeds and a $150,000 unsecured 7% note payable which was paid in full by the Partnership on December 15, 1995.

Also in 1992, the Partnership and its subsidiary, Sunbelt Refining Company, L.P., were charged by the State of Arizona with violations of certain environmental regulations and provisions of the Arizona refinery's installation permit. Sunbelt acknowledged that it had certain environmental compliance problems in the past, but believed that none of these resulted in any harm to public health or to the environment. While Huntway and Sunbelt have consistently denied that any criminal activity occurred, the parties agreed on December 21, 1993 to settle both the State's civil and criminal charges. As part of the settlement, Sunbelt has agreed to pay a penalty of $700,000 over a period of seven years without interest and to undertake certain environmental improvements at the Arizona refinery. On December 21, 1993 and January 7, 1994, the Partnership made payments against the penalty of $150,000 and $100,000, respectively. The next installment payment of $100,000 was paid on January 7, 1996. The settlement, which consists of a civil consent judgment and a plea agreement, has been reviewed and approved by the court, the U.S. Attorney's Office and the U.S. Environmental Protection Agency. Under the terms of the settlement, Huntway is released from any further liability for the alleged violations and considers the matter closed. Huntway has instituted new programs and procedures to ensure that it is operating in compliance with all environmental laws and regulations.

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

 No matters were submitted to a vote of Unitholders during calendar year 1995.

PART II

Item 5.  Market for Registrant's Units
and Related Unitholder Matters

Market

As of April 1, 1996 there were approximately 2,000 holders of record of Huntway Partners, L.P. Units. The Units are traded on the New York Stock Exchange under the ticker symbol "HWY". The following table indicates the high and low sale prices of the Huntway Partners, L.P. Preference Units as reported by the Composite Transactions listing in the Wall Street Journal for the periods indicated:

 Year Ended							                     	Distribution
1994	        	High	   	Low	    	Close 		Paid

1st Quarter 		3      		1 3/8  		2 3/4		 --
2nd Quarter 		2 5/8  		1 5/8  		1 3/4		 --
3rd Quarter	 	1 3/4  		1 1/8  		1 1/8		 --
4th Quarter	 	1 1/4    		5/8  		1    		 --

Year Ended			                      					Distribution
1995					                            			Paid

1st Quarter 		1       		 1/2	   	 5/8 		--
2nd Quarter 		1 1/8	   	 5/8   		 5/8	 	--
3rd Quarter		 7/8	     	 1/2	   	 1/2 		--
4th Quarter		 3/4	     	 3/8    		7/16		--

Cash Distribution Policy

No cash distributions were paid to holders of Preference Units or Common Units during 1995.

Cash distributions to holders of Preference Units were suspended effective November, 1990 due to Huntway's operating and working capital needs, coupled with its bank principal and capital expenditure requirements.

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


Item 6.  Selected Financial Data

(In thousands except per unit and per barrel data)

The following historical selected financial data as of and for each of the years in the five-year period ended December 31, 1995, are derived from the financial statements of Huntway Partners, L.P., which have been audited by Deloitte & Touche LLP, independent auditors, which financial statements and reports thereon (except for 1991 and 1992 and as to the balance sheet,
1993) are included elsewhere herein.   All of the selected
information should be read in conjunction with the financial statements and notes thereto.

				Huntway  Partners, L.P. Historical


				 Year Ended

				December 31,
                   			1991   		1992	    	1993    	 	      1994     		1995
OPERATING DATA

Revenues	             $116,615 $105,463  $102,678          $79,139  	 $83,069
Materials,  Processing,

   Selling and Administrative

   Cost and Expenses	  101,888	 106,577  		94,249	(d)      	74,803   		80,462
Interest Expense			      8,706 		 8,632   		7,280          		4,984    		5,177
Plant Closure and Write
  Down	                     --    		 --  		16,013 (c)          	--  		9,492(f)
Depreciation and

   Amortization				      2,999 		 4,567   		3,806 (e)        	2,356		   2,399
Net Income (Loss)			  	 $3,022 $(14,313) $(18,670)(c)(d)(e) $(3,004) $(14,461)
Net Income (Loss)

   Per Unit (a)	     			 $0.26 	 $(1.24)		 $(1.60)	        	 $(0.26)		 $(1.24)

Barrels Sold			        	 6,113 		 5,825   		5,466 		          4,584   		4,400
Revenues Per Barrel				 $19.08   $18.11 		 $18.78 		         $17.26 		 $18.88

BALANCE SHEET DATA

Working Capital	  $(19,981)(b)$(83,482)(b) $2,289(b)	     $2,725(b)$(91,796)	(b)
Total Assets     		 110,891(b)	107,232(b) 	90,745(b)     	85,796(b) 	74,383 	(b)
Long-term Obligations	 51,667    		742   		89,570       		91,312     		none
Partners' Capital    19,934(b)  	5,621(b) (13,049)bcde   (16,053)(b)(30,524)	(b)


a)	Assumes that 11,556,250 units were outstanding in 1991
through 1995. The allocation to the general partners of their interest in net income (loss) has been deducted before computing net income (loss) per unit.

b)	After the cumulative LIFO reserve of $641, $1,220, $36,
$1,203 and $1,170 in 1991, 1992, 1993, 1994 and 1995,
respectively - see Note 2.

c)	Non-recurring charges recorded in June 1993 relating to the
Sunbelt refinery which was shut down in August 1993.

d)	Includes $2,078 of non-recurring charges relating to
professional fees incurred relating to the restructuring of indebtedness completed in 1993.

e)	Includes $778 of non-recurring charges relating to
amortization of loan acquisition costs.

f)	Write down of Sunbelt refinery assets to reflect expected
operation as a crude or product terminal in the future rather than as a petroleum refinery.


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

Historically, refined petroleum product prices (including prices for liquid asphalt although to a lesser degree than Huntway's other refined petroleum products) generally fluctuate with crude oil price levels. Accordingly, there has not been a relationship between total revenues and income due to the volatile commodity character of crude oil prices.

Accordingly, income before selling and administration, interest and depreciation expense provides the most meaningful basis for comparing historical results of operations discussed below.

1995 COMPARED WITH 1994

Net loss for the year ended December 31, 1995 was $14,462,000, or $1.24 per unit, compared with a net loss of $3,004,000, or $.26 per unit in 1994.

The increase in the net loss of $11,458,000 is due a $9,492,000, or $.77 per unit write down of the company's Sunbelt refinery in Arizona. As the company has determined that it is unlikely that Sunbelt will be operated as a full blown refinery in the future it has reduced the carrying value of the refinery in accordance with FASB 121, Accounting for the Impairment of Long-lived
Assets and for Long-lived Assets to be disposed of. Excluding the Sunbelt write down the increase in the loss of $1,966,000 is reflective of the impact of rising crude prices, increased competition and unusually heavy rainfall in the first half of the year. Through the first six months of 1995, the net loss exceeded 1994 by $3,641,000.

In effect, Huntway experienced two completely distinct six month periods in 1995. The first half of 1995 was very depressed characterized by unusually high levels of rainfall which depressed asphalt sales, rising crude prices and increased competition. In the second half of 1995, crude prices fell as demand for crude declined as major refineries on the West Coast conducted major repair efforts. In addition, in the last six months of the year, the weather in California was dry which is conducive to asphalt sales, competition declined and, as expected, demand for asphalt was strong due in part to the backlog which had developed in the first half of the year as a result of the wet weather.

Asphalt is not usually laid in rainy weather. Accordingly, through the first half of 1995 sales of paving asphalt was down 19% versus the same period a year ago. During this same period, crude prices rose an average of 29% in response to rising crude prices and increased demand for California heavy crude as refineries have begun to use more of this crude in their refinery process. This increased demand for heavy California crudes has been driven by the lower price of California crudes. Refineries have begun to realize that these crudes can be used in their refinery processes resulting in better margins between crude and finished product prices.

The high levels of rainfall reduced asphalt demand which meant that asphalt prices could not be raised in response to rising crude costs. Moreover, West Coast refinery margins continued weak reaching near ten-year lows in the first half of the year due to rising crude costs and excess light-end inventories.
This, in turn, caused margins for Huntway's light-end products to decline.

In the second half of 1995, Huntway's operating performance improved. During this period, several large California refineries reduced production due to refinery problems. This decreased crude demand which lowered crude prices and increased light-end prices due to a lower level of finished product being refined.

This increase in finished light-end prices due to reduced supply caused Huntway's light-end prices to increase. In addition, in the second half of 1995 world crude prices fell due to increased production throughout the world and relatively flat demand. Meanwhile, asphalt prices and margins increased in California in the second half of 1995 due to the combination of reduced competition coupled with dry, warm weather throughout California during the last six months of the year. Also, crude prices declined as discussed above and demand for asphalt increased due to the backlog created from the heavy rainfall in the first half of the year.

The following table sets forth the effects of change in price and volume on sales and crude and processing costs on the year ended
December 31, 1995 as compared to the year ended December 31, 1994:

                                						Materials & 			Net         		Barrels
                    			Sales	       		Processing		  	Margin	      	Sold

Year Ended December 31,
   1994              		$	79,139,000 		$	70,621,000 		$	8,518,000 		4,584,000

Effect of Changes in
   Price               			7,107,000   			8,624,000 			(1,517,000)
Effect of Changes in
   Volume		             	(3,177,000) 			(2,835,000)  			(342,000)		(184,000)

Year Ended December 31,
   1995	              	$	83,069,000 		$	76,410,000 		$	6,659,000 	4,400,000


As reflected in the table above, the net margin fell $1,859,000, or 21%, between periods. Volume in terms of barrels sold fell 4% versus 1994 while material and processing costs rose 8% between periods. In 1995, average product prices were $18.88 a barrel versus $17.26 in 1994. Materials and processing costs averaged $15.41 a barrel in 1994 and $17.42 a barrel in 1995.

The decrease in Huntway's net margin was caused by the poor first half performance as discussed earlier. Overall, for the year, revenues increased $3,930,000, or 4%, reflective of higher product prices, however, material and processing costs rose at an even higher 8%. This increase was due to rising crude oil prices on the world market due to a myriad of market factors coupled with increased demand for California heavy crude as refineries are increasingly using this crude in their refinery process.

Asphalt sales to Mexico declined 64% in 1995 versus the prior year due to the impact of the decline in the Mexican peso relative to the U.S. dollar in late 1994 and through 1995. The decline in the peso relative to the dollar makes Huntway's refined petroleum products more expensive in Mexico. The Partnership cannot determine whether the peso will rise or fall relative to the dollar in 1996, however, if the peso remains at current levels relative to the dollar, it is reasonable to conclude that export sales to Mexico in 1996 may remain depressed.

As discussed earlier, based on the companys review of refinery assets it was determined that it is unlikely that the Sunbelt refinery will be operated in the future as a full blown refinery. This decision is primarily based on its belief that it may have great difficulty in selling its light-end products at a profit if the refinery were fully operational. The company may, however, operate the refinery as an asphalt terminal in the future. Accordingly, the company has determined that in accordance with FASB 121 an impairment loss should be recognized and has recorded a $9,492,000 loss in the current results of operations for the year ended December 31, 1995.

Processing costs in 1995 approximated 1994 on a per-barrel basis but was below prior year on an aggregate basis due to the 4% decline in barrels sold primarily due to the unusually wet weather experienced in the first half of the year which reduced sales levels.

Selling, general and administrative expenses fell $363,000 in 1995 to $3,819,000 from 4,182,000 in 1994, or a decline of 9%.
This decline resulted from significantly lower bonus expense and lower insurance expense. No management bonuses were paid in 1994 or 1995. Insurance expense continued to decline in 1995 due to efforts to contain costs.

Interest expense increased $193,000, or 4%, from $4,984,000 in 1994 to $5,177,000 in 1995 due to higher debt levels.

Depreciation and amortization approximated the prior year totaling $2,399,000 in 1995 versus $2,356,000 in 1994.

OUTLOOK AND FACTORS THAT AFFECT FUTURE RESULTS

A number of uncertainties exist that may affect Huntway's future operations including the possibility of further increases in crude costs that may not be able to be passed on to customers in the form of higher prices. Additionally, crude costs could rise to such an extent that Huntway may not have sufficient letter of credit availability to purchase all the crude it needs to sustain operations to capacity, especially during the summer season. If this occurred, Huntway would be forced to prepay for crude oil or reduce crude purchases, either of which could adversely impact results of operations. The Partnership's primary product is liquid asphalt. Several of Huntway's competitors produce liquid asphalt as a by-product and are of much greater size and have much larger financial resources than the Partnership. Accordingly, the Partnership has in the past, and may in the future, have difficulty raising prices in the face of increasing crude costs. As for several of Huntway's competitors, the margins they receive on asphalt is not as important to their operations as asphalt margins are to Huntway.

Crude costs per barrel increased in 1995 as compared to 1994 on a per-barrel basis due to the combination of increased demand for California crudes as more refineries outside California use these crudes in their refinery process due to net lower costs and the general world crude oil trend of heavy crude oil being valued closer to lighter grades of crude oil. Additionally, Huntway purchased more expensive crudes in 1995 than 1994 in order to produce certain specialty asphalt products. In addition, world crude prices as measured by W.T.I. increased $1.77 a barrel between years due to a myriad of market factors including O.P.E.C.'s desire to increase crude prices.

Crude costs increased in 1994 due to the effects of the January 17, 1994 Northridge earthquake and the curtailment of permits to tanker offshore California production to market. The earthquake destroyed one of the two primary pipelines bringing crude to the Wilmington refinery. It is estimated that 50,000 barrels per day of Los Angeles basin bound crude was curtailed as a result of the earthquake. Additionally, tankering permits expired for over 20,000 barrels per day of crude oil which was being tankered by marine vessel to Southern California. In July 1995, the remaining primary pipeline carrying crude to the Los Angeles basin completed the expansion of its capacity by 30,000 barrels a day. A new pipeline to supply over 100,000 barrels per day of crude oil to Los Angeles basin is currently under consideration and may be in place by 1997 or 1998. Both of Huntway's California refineries are vulnerable to disruption in operations and reduced operating results due to the possibility of additional earthquakes in California.

Legislation was passed in 1995 to lift the ban on the export of ANS crude oil which could cause crude oil prices for all West Coast refiners to increase. Although the Company does not purchase a significant amount of ANS crude oil, prices of crude oil it does purchase could increase and such an increase would reduce the Company's margins and decrease profitability if product prices do not increase to offset such increased cost.

Huntway's export business is vulnerable to fluctuation in the Mexican Peso as the vast majority of its export business is to Mexican end users. Huntway's export sales to Mexico declined in 1995 versus 1994 primarily due to the impact of the fall in the Mexican peso relative to the dollar and the general economic problems in Mexico.

Huntway's asphalt sales are very dependent on public funding primarily at the state level. Long-term disruptions or declines in the level of public funding would adversely impact operating results.

In June 1990, voters in the state of California passed a measure which increased state gasoline taxes from 9 cents per gallon to 14 cents per gallon effective August 1, 1990, and by an additional 1 cent per gallon on each January 1 thereafter through 1994. The additional sales available to the state are now estimated to be approximately $14 billion over the decade. However, in June 1994, California voters rejected a measure that would have provided an additional $2 billion to pay for damage to freeways and bridges resulting from the January 17, 1994 earthquake. Accordingly, state funding for earthquake repair projects was achieved by utilizing funds from the existing California transportation budget. Local governmental units, such as cities, counties and townships, provide additional funding for road and highway projects through various taxes and bond issues. On March 26, 1996, the California electorate approved the $2.0 billion Seismic Retrofit Proposition. Passage of Proposition will result in a net increase in, construction of new and repair of existing asphalt road projects in the state over that which would have occurred if Proposition 192 had not been aproved as the Proposition raises $2 billion of new money to be used to seismic retrofit California's bridges, highways and overpasses.

Uncertainty also exists due to the weather, as cold, wet weather is not conductive to asphalt road construction and repair.
Accordingly, late 1994 and first half 1995 results were adversely impacted by the unusually heavy rainfall during this period.

Second half 1995 results were positively impacted due to the backlog of road work that was created due to the first half rains and due to the unusually dry, warm weather experienced in California during the second half of the year.

The Company is subject to Federal, state and local laws, regulations and ordinances that govern activities or operations that might have adverse environmental effects, and that impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals, or other releases of hazardous substances. Although Management believes that the Company's operations procedures and safety precautions are enforced stringently, there can be no assurance that environmental problems will not occur in the future.

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

1994 COMPARED WITH 1993

Net loss for the year ended December 31, 1994 was $3,004,000, or $.26 per unit, compared with a net loss of $18,670,000, or $1.60 per unit, during 1993.

The decrease in the net loss is principally attributable to costs related to the closure and revaluation of the Sunbelt refinery in 1993. In 1993, the Partnership wrote down the carrying value of the Sunbelt refinery and related assets to their estimated fair values by recording a provision of $16,013,000 including a provision for net estimated closure and maintenance costs during the shut-down period. Additionally, net operating losses at Sunbelt in 1993 were $630,000. Absent these charges, the Partnership would have incurred a loss of $2,027,000 in 1993 versus a loss of $3,003,000 in 1994. The decrease in California results between years is primarily due to reduced operating margin partially offset by lower selling, general and administrative and lower interest and depreciation and amortization expense as explained below.

The following table sets forth the effects of changes in price and volume on sales and crude oil processing costs on the year ended December 31, 1994 as compared to the year ended December
31, 1993:

                               						Materials &	 		Net          		Barrels
                  			Sales		        	Processing  			Margin       		Sold

Year Ended December 31,
   1993	            	$	102,678,000 		$	86,365,000 		$	16,313,000 		5,414,000

Less Sunbelt
 Contribution	       		(18,522,000)			(19,152,000)	    		630,000 	 	(979,000)

   Subtotal	          		84,156,000 	 		67,213,000  			16,943,000 		4,435,000

Effect of Changes
  in Price	           		(4,467,000)  			3,847,000 		 	(8,314,000)
Effect of Changes
  in Volume            			(550,000)   			(439,000)	   		(111,000)		(29,000)

Year Ended December
   31, 1994	         	$	79,139,000 		$	70,621,000  		$	8,518,000 4,406,000


As reflected in the table above, the net margin fell $8,425,000, or 50%, between periods. Volume in terms of barrels sold fell less than 1% versus 1993 while crude and processing costs rose 3% versus prior year. However, product prices fell 9% between periods. In 1993, average product prices were $18.59 a barrel versus $17.11 in 1994. Meanwhile, materials and processing costs averaged $14.76 a barrel in 1993 versus $15.18 a barrel in 1994.

Huntway's 1994 operating results (and specifically asphalt prices) were adversely impacted by the January 17, 1994 earthquake in Southern California. The earthquake reduced demand for asphalt in Southern California due to lack of funding and a lack of equipment and personnel. Transportation dollars (both State and Federal) were diverted from conventional asphalt road repair work to concrete, steel and engineering expenditures which are all necessary to repair freeways and bridges. In addition, road construction equipment and CALTRANS personnel were diverted to earthquake repair projects. This lack of demand for asphalt caused lower asphalt prices in Southern California. In Northern California, additional competition beginning in the summer of 1994 caused asphalt prices to decline in the second half of the year.

Huntway's other refined petroleum products such as gas oil, naphtha and kerosene distillate also fell in price in 1994. The fall in price for these products reflect a number of factors including weak worldwide wholesale refinery margins as well as the effects of excess diesel and gasoline inventories on the West Coast of the United States coupled with the impact of clean fuel requirements mandated to begin January 1, 1995. Cleaner, reformulated fuels were mandated by the Environmental Protection Agency (EPA) and the California Air Resources Board. The production of the clean fuels in 1994 for sale in 1995 caused inventories to increase on the West Coast as demand remained flat and production increased. Inventories of fuels that did not meet clean fuel specifications and that could not be sold at retail effective January 1, 1995 were sold at reduced prices which, in turn, caused Huntway's light oil prices to decline.

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

Despite the fact that average crude and processing costs in 1994 approximated 1993, crude costs rose throughout 1994 due to the January 1994 earthquake which destroyed one of the two pipelines which carried the heavy, lower-priced crude that Huntway purchases for its Southern California refinery. As a result, crude oil that could be delivered into the Los Angeles area was able to command higher premiums which also contributed to higher relative posted prices for all California crude oil.

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

Interest expense declined $2,296,000, or 32%, due to the restructuring of the Partnership's indebtedness in 1993.

Depreciation and amortization declined $1,450,000, or 38% due to write down of certain Sunbelt-related assets in 1993 as well as write off in 1993 of previously recorded loan origination fees.


CAPITAL RESOURCES AND LIQUIDITY

The pricing factors that affect the Partnership's cash requirements and liquidity position are fluctuations in the selling prices for its refined products caused by local market supply and demand factors including public and private demand for road construction and improvement. Secondly, demand for diesel fuel and gasoline, as well as fluctuations in the cost of crude oil which is impacted by a myriad of market factors, both foreign and domestic, influence the Partnership's cash requirements and liquidity positions. In addition, capital expenditure requirements, including costs to maintain compliance with environmental regulations as well as debt service requirements, impact the Partnership's cash needs.

The Partnership's 1995 results were negatively impacted by record rainfall in the first half of the year. As asphalt cannot be laid in wet weather, asphalt sales and production levels were reduced, which, in turn, caused light-end production to decline. The reduced production levels caused processing costs per barrel to increase, thereby reducing efficiency and profitability. Moreover, Huntway's light-product margins were negatively impacted by weak refinery margins throughout California due to gasoline and diesel production exceeding demand. Huntway's light-product prices are tied to finished gasoline and diesel prices.

In addition, 1995 results, particularly first half results, were negatively impacted due to lower funding levels by the public sector. California state transportation dollars were partially diverted in 1995 to fund earthquake retrofit projects and to make up shortfalls in the general fund. The January 17, 1994 earthquake caused public funding (in the form of California state transportation dollars) to be diverted from conventional asphalt road repair projects to repair work on Southern California freeways, overpasses and bridges damaged by the earthquake.

The combination of these factors caused the Partnership to sell fuel oil at a lower margin relative to asphalt in the first half of the year to generate cash flow and contain inventory. This further depressed first half results.

A positive effect of the heavy rainfall in the first half of the year was to create a backlog of work in the second half of the year. This increased backlog and growth in the demand for Huntway's specialized products caused second half results to exceed the prior year and far exceed first half results. In the first half of 1995, Huntway incurred a net loss of $5,674,000 versus a loss of $2,033,000 in the first half of 1994. In the second half of the year Huntway, absent the non-cash Sunbelt refinery asset write down of $9,492,000 discussed earlier, the company earned a net profit of $704,000 versus a net loss in the second half of 1994 of $971,000. The combination of these factors caused the net loss in 1995, excluding the Sunbelt write down to exceed the 1994 net loss by $1,966,000 adversely impacting 1995 cash flow.

The combination of rising crude prices on world markets (due to world-wide market factors), stronger demand for California crude as refineries increasingly use these crudes in their refinery process and Huntway's use of more expensive crude in 1995 in order to make specialized products caused 1995 crude costs per barrel to exceed 1994. Huntway expects world crude prices in 1996 to average moderately higher than 1995 while the cost of Huntway's crudes are expected to rise due to purchase of a more expensive crude slate and continued strong demand for California heavy crude oil.

Cash declined $1,680,000 to $4,304,000 at December 31, 1995 from $5,984,000 at December 31, 1994. Capital expenditures totaled $447,000 in 1995 versus $669,000 in 1994. Principal payments on debt totaled $628,000 in 1995 versus $4,478,000 in 1994.
Principal payments plus cash interest payments totaled $2,936,000 in 1995 versus $5,552,000 in 1994. Over the three year period 1992 to 1995, cash and cash equivalents increased by $4,160,000.

Net cash used by operating activities in 1995 totaled $435,000. The net loss in 1995 of $14,461,000 was partially offset by the write down of the refinery assets at Sunbelt of $9,492,000 as discussed earlier and by depreciation and amortization of $2,399,000. Cash flow was generated in 1995 from accrued but unpaid interest on existing debt of $1,177,000 and accrued, but unpaid interest recorded as PIK (payment in kind) notes in 1995 of $1,692,000. Increased accounts receivable used cash flow of $2,310,000 as improved demand and excellent weather contributed to fourth quarter 1995 revenues exceeding the prior year by $3,303,000. Cash flow of $686,000 was generated from decreases in inventory as increased sales levels in the fourth quarter of 1995 reduced inventory. In addition, cash flow of $73,000 was generated from reductions in prepaid expenses due to lower insurance costs and reduced turnaround expenses as less repair work was conducted on the refineries in 1995 versus prior years due to timing. Cash flow of $598,000 was also generated from increases in accounts payable due to increased crude costs relative to the prior year. Other accrued liabilities increased, providing cash of $297,000 due to accrual of potential cleanup expenses relating to the buried drums discovered in May 1995 at the Wilmington refinery. Finally, cash flow of $78,000 was used due to reductions in the Sunbelt closure reserve which provided for maintenance costs during the shut-down period.

In 1994, net cash provided by operating activities totaled $3,386,000 and included the net loss of $3,004,000 net of depreciation and amortization of $2,356,000. In 1994, cash flow of $3,899,000 was generated from conversion to debt of accrued interest to debt. Cash flow of $1,644,000 was also generated from reductions in accounts receivable due to reduced sales levels stemming from the unusually high levels of rainfall during the fourth quarter of 1994. Asphalt is not usually sold in wet, cold weather. Cash of $927,000 was generated due to increased accounts payable due to higher crude costs in late 1994. Decreases in inventory also contributed $132,000 to cash flow in 1994. Cash of $275,000 was used in 1994 due to increases in prepaid expenses caused by higher turnaround costs and the timing of insurance expenditures. December accrued liabilities used cash of $1,261,000 due to payments made against property tax accruals. Finally, the Sunbelt closure reserve declined $1,032,000 in 1994 to provide for closure and maintenance costs during the shut-down period.

Operating cash flow determinants in 1993 include the net loss of $18,670,000 inclusive of non-cash charges of $13,413,000 relating to the write down of the Sunbelt refinery assets as well as depreciation and amortization of $3,806,000. Additionally, new debt of $6,538,000 was recorded due to conversion of accrued interest. Other components of cash flow from operating activities, which totaled $2,726,000 in 1993, include decreases in inventory of $3,184,000 and decreases in accounts receivable of $3,634,000 primarily due to the shutdown of the Partnership's Sunbelt refinery; increases in accrued liabilities of $852,000 primarily relating to provisions for property taxes, decreases in accounts payable of $6,352,000 relating to the shutdown of the Arizona refinery and decreases of $4,193,000 in accounts payable relating to Huntway as $3,871,000 of overdue crude obligations were paid off with new borrowings in early 1993.

Investing activities, as defined for the Statement of Cash Flows, have primarily related to expenditures for required environmental compliance in 1993, 1994 and 1995. Investing activities in 1995 totaled $617,000 and were less than anticipated as certain expenditures scheduled for 1995 were postponed due to discovery of several buried drums at the Wilmington refinery. See Note 4, Contingencies for further discussion of the discovery of these drums. This discovery has postponed until 1996 the completion of a waste water treatment facility at the Wilmington refinery. However, delays resulting from discovery of the buried drums could postpone completion of the waste water facility into 1997. The Partnership currently anticipates that in 1996 its capital expenditures will total approximately $4,000,000. These expenditures are anticipated to be used for plant expansion and to maintain compliance with environmental regulations. Capital expenditures in 1996 will be financed through a combination of cash on hand, operating cash flow and short-term borrowings.
Cash flows of $170,000 was spent in 1995 on professional fees relating primarily to the debt restructuring and has been recorded in other assets.

Cash flow from financing activities used $628,000 in cash in 1995. These payments represented payments made on March 31, 1995 and September 30, 1995 under the debt agreement with its lenders as well as capital lease payments made in 1995, on refinery equipment. This lease obligation was paid in full in 1995. Cash flow from financing activities used $4,478,000 in cash in 1994 as the Partnership paid its scheduled indebtedness under its restructuring agreement with its lenders. In 1993, cash flow from financing activities provided $6,031,000 in cash. These borrowings were necessary as a result of reduced sales prices and reduced volume in late 1992 and early 1993 and were used to finance operations as well as to reduce accounts payable obligations.

The Partnership has been in discussions with its lenders regarding a possible refinancing or restructuring of its indebtedness. The Partnership has also engaged an advisor to assist it in this process.

In 1995, the Partnership made payments to its lenders of $1,750,000. In 1995, a minimum of $4,000,000 was due to be paid to the lenders. On December 4, 1995 the Partnership announced that it did not make its scheduled $1,000,000 debt payment due November 30, 1995 and was in default under its current indenture. The Partnership also stated that it would not be making any further payments under the current indenture which also provided for a $1,250,000 payment on December 31, 1995 and for a $5,000,000 payment in 1996 paid quarterly under a defined formula. As a result, at December 31, 1995, substantially all of the Partnership's outstanding indebtedness was classified as current. The Partnership previously made a $1,250,000 payment on October 3, 1995 and at that time was verbally informed by substantially all of the Partnerships current lenders that they did not intend to pursue their remedies under the current indenture due to nonpayment while discussions regarding the potential restructuring of the Partnerships indebtedness were continuing. Discussions regarding the debt restructuring have continued from October 1995 through the present.

As described below, the Partnership has reached an agreement in principle with three of its four senior lenders representing 86% of its senior debt to restructure its indebtedness over a ten-year period. The Partnership has also reached agreement with the holders of its junior subordinated debt on the restructuring plan described below.

On April 15, 1996, the Partnership announced that it had reached an agreement in principle to restructure its indebtedness with its current lenders. The agreement which is subject to final documentation and unitholder approval will reduce total indebtedness from $95.5 million at December 31, 1995 to $25.6 million effective January 1, 1996. Under the agreement, the new debt will carry an interest rate of 12%. The new debt will mature ten years from date of closing, or December 31, 2005, and will amortize ratably over years three through ten of the agreement. No cash interest will be paid in 1996 unless cash net of required capital expenditures in 1996 exceeds $6,000,000.
Cash in excess of $6,000,000 at December 31, 1996 net of funding capital expenditures (not to exceed $4,150,000) will be paid to the lenders on January 15, 1997. Such payment will replace, dollar for dollar, required debt amortization in year three of the agreement. In 1997, the Partnership is obligated to pay cash interest and debt amortization based on 50% of excess cash flow as defined. The agreement also specifies that Huntway can borrow up to an additional $4.2 million in 1996 for plan expansion, working capital and to finance inventory growth. Such short-term borrowings must be fully funded by December 31, 1996. The Partnership is currently in the process of seeking to obtain this financing.

The Partnership will issue approximately 13.8 million new units to its lenders, including approximately 1.1 million to its junior noteholders as part of this transaction. The Partnership currently has approximately 11.6 million units outstanding. Additionally, the Partnership will retire approximately 3.9 million warrants previously distributed to its lenders. After the transaction, approximately 1.1 million of new warrants will be outstanding at a price of $.50 a unit. The agreement also specifies that management will be issued options to acquire units representing 10% of the fully-diluted equity of the Partnership (inclusive of options already issued) at an exercise price of $.50 per unit.

The Partnership has been seeking to negotiate with its other senior lender (representing 14% of the senior debt) to secure its agreement to the restructuring plan reached with the other senior lenders. Presently, the Partnership has been unable to secure this lender's approval of the restructuring plan. The Partnership has pursued and continues to pursue the agreement of this remaining senior lender to the consensual restructuring plan.

However, if the Partnership is unable to obtain the unanimous approval of its senior lenders to the consensual restructuring plan, it will consider all alternatives available to achieve the goals of the current plan, which will include seeking to implement the plan without unanimous approval through the filing of a "prepackaged" plan of reorganization under the U.S. Bankruptcy Code. In that regard, the senior lenders who have agreed to the consensual restructuring plan have said that they will vote for a prepackaged plan of reorganization that would implement the terms of the consensual restructuring plan, subject to compliance with required solicitation procedures. Any such prepackaged plan will provide for the continuing and timely payment in full of all of the Partnership's obligations to suppliers, other creditors (including all trade creditors) and employees.

If a prepackaged joint plan of reorganization is required, it will require substantial resources both in terms of professional fees and management time and could create additional uncertainty, which effects would adversely affect operating results.

If the Partnership is forced to file a prepackaged plan of reorganization, it will seek the court's approval to implement terms of the consensual restructuring plan without unanimous senior lender approval. Under applicable bankruptcy law, a plan of reorganization must be approved by the affirmative vote of 2/3 in dollar amount and in value of each class of security holders which is impaired under the plan. The senior debt and the common units will be the only classes of the Partnership's securities that will be impaired under the prepackaged plan. As described above, senior lenders, representing 86% in dollar amount and 75% in number, have said they would vote for the plan. Management of the Partnership believes that the terms of the prepackaged plan are favorable to the Partnership's existing common unit holders and expects that common unit holders will also approve the prepackaged plan, if required.

The Partnership's current debt agreement provides for a $17,500,000 letter of credit facility (LC). The facility provides for crude purchases, hedging and other activities. Fees for this facility are 2% on the face amount of any letter of credit issued up to an aggregate of $14,500,000 and 3% on the face amount of any letter of credit issued above that amount.

Management is addressing all areas of the Partnership's operations in an effort to reduce costs, improve profitability and to provide a sound basis for future operations. This evaluation resulted in the decision in 1993 to temporarily suspend operations at its Sunbelt refinery located in Coolidge, Arizona, until such time as there is a sustained improvement in market conditions. The primary factors involved in the Partnership's decision were poor margins at the facility, a limitation on working capital availability and, to a lesser extent, the impact of an environmental lawsuit and investigations filed by the State of Arizona which was settled in 1993. The Partnership currently intends to eventually reopen the refinery as a terminal when market conditions improve, which is not expected until 1997 or beyond due to market factors including transportation costs in moving product in and out of Arizona.

Additionally, the Partnership has temporarily frozen wages for all employees effective January 1, 1995 and in 1995 made modifications to its employee benefit package to conserve cash and reduce costs.

In 1993, the Partnership settled two significant lawsuits. As part of these settlements, the Partnership paid $250,000 in 1993 and another $100,000 in 1996 towards a $700,000 settlement with the State of Arizona.

Assuming completion of the debt restructuring (which provides for no principal and interest payments on indebtedness during 1996), the Partnership currently believes it will be able to meet its liquidity obligations for the next 12 to 24 months through a combination of cash on hand and anticipated future operating cash flows.

The Partnership believes its current level of letter of credit facilities are sufficient to guarantee requirements for crude oil purchases, collateralization of other obligations and for hedging activities at current crude price levels. However, due to the volatility in the price of crude oil (which has seen California crude oil postings rise $4.50 a barrel since December 31, 1995), there can be no assurance that these facilities will be adequate in the future. If crude oil prices continued to increase beyond the level of the Partnership's letter of credit facilities, it would be required to reduce its crude oil purchases which would adversely impact profitability.


INDEPENDENT AUDITORS' REPORT

Operating Committee and Partners
Huntway Partners, L.P.
(A Limited Partnership)


We have audited the accompanying consolidated balance sheets of Huntway Partners, L.P. (a limited partnership) and subsidiary as of December 31, 1995 and 1994 and the related consolidated statements of operations, partners' capital (deficiency) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huntway Partners, L.P. and its subsidiary as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.














/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Woodland Hills, California
February 7, 1996 (April 4, 1996
as to Note 1)

HUNTWAY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
December 31, 1995 and 1994
(in thousands)

ASSETS
                                       		Notes	  	1995		   	1994
Current Assets:
  Cash	                                         		$	4,304 		$	5,984
  Accounts Receivable                  		2, 3     		4,820  			2,485
  Inventories                           	2, 3     		3,320  			4,044
  Prepaid Expenses	                                			676    			749
Total Current Assets	                           			13,120 			13,262
Property - Net	                         	2, 3, 5 		58,677 			69,857
Other Assets -- Net	                    	2	          	780    			805
Goodwill                               		2        		1,816  			1,872
Total	                                         		$	74,393 	$	85,796


LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)


Current Liabilities:
  Accounts  Payable		                           	$	6,582 		$	5,984
  Current Portion of Long-term
    Obligations                        		3, 4	   	94,445  			2,418
  Reserve for Plant Closure            		5         		164    			242
  Accrued Interest		                             		1,417    			241
  Other Accrued Liabilities            		2	       	1,949    	1,652
Total Current Liabilities	                    			104,557  		10,537
Long-term Debt                         		3             					90,862
Other Long-term Obligations	            	4         		350    			450
Commitments & Contingencies	            	4, 7, 8
Partners' Capital
  (Deficiency):	                        	3, 6, 9
  General Partners		                              		(305) 			(160)
  Limited Partners		                           		(30,209)	(15,893)
Total Partners' Capital (Deficiency)		         		(30,514)	(16,053)
Total		                                        	$	74,393 $	85,796









See accompanying notes to consolidated financial statements.

HUNTWAY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 1995, 1994 and 1993

(in thousands, except per unit data)

                                		NOTES 	1995	    		1994    			1993

Sales	                          		10    	$	83,069 		$	79,139 		$	102,678
Costs & Expenses:

    Material & Processing Costs   	2	     	76,643  			70,621   			86,365
    Selling and Administration
      Expenses	                          			3,819   			4,182   	 		7,884
    Plant Closure and Write Down   5	     		9,492      			--   			16,013
    Interest Expense	            		3      		5,177   			4,984    			7,280
    Depreciation and Amortization  2	     		2,399   			2,356    			3,806
Total Costs and Expenses				             		97,530 	 		82,143  			121,348
Net Income (Loss)	               		2   			(14,461) 			(3,004) 			(18,670)

Net Income (Loss) Per Unit	      		2, 6 		$	(1.24) 		$	(0.26)  		$	(1.60)




HUNTWAY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF  PARTNERS' CAPITAL (DEFICIENCY)

For the years ended December 31, 1995, 1994 and 1993

(in thousands)
                       					  		      	General			Limited
                             	  							Partners		Partners		Totals


Balance at December 31, 1992	     							--   			5,621   			5,621
Net Loss for the Year Ended

    December 31, 1993						          		(130)			(18,540)			(18,670)
Balance at December 31, 1993          	(130)			(12,919)			(13,049)
Net Loss for the Year Ended

   December 31, 1994			             				(30)	 		(2,974) 			(3,004)
Balance at December 31, 1994          	(160)			(15,893)			(16,053)
Net Loss for the Year Ended

   December 31, 1995					           			(145)			(14,316)			(14,461)
Balance at December 31, 1995				  			$	(305) $	(30,209) $	(30,514)








See accompanying notes to consolidated financial statements.

HUNTWAY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 1995, 1994 and 1993

	                                         		1995	     		1994    			1993
Cash Flows From Operating Activities:

  Net Income (Loss)                       		$	(14,461)		$	(3,004)		$	(18,670)
  Adjustments to Reconcile Net Income

    (Loss) to Net Cash Provided by Operations:

    Amortization of Loan Fees                   			--     			--    			1,026
    Other Depreciation and Amortization	      		2,399  			2,356    			2,780
    Interest Expense Paid by the Issuance of 			1,693  			3,899    			6,538
      Notes
    Plant Closure and Write Down	             		9,492    			--    			13,413
  Changes in Operating Assets and Liabilities:

    Decrease (Increase) in Accts. Receivable			(2,335)			1,644     			3,634
    Decrease in Inventories                    			711   			132     			3,184
    Decrease (Increase) in Prepaid Expenses     			73  			(275)    			1,207
   (Decrease) in Deferred Revenues	              		--    			--    			(1,967)
    Change in Reserve for Plant Closure		        	(78) 	(1,032)	    		1,274
    Increase (Decrease) in Accounts Payable	    		598   			927   			(10,545)
    Increase (Decrease) in Accrued Liabilities 	1,473			(1,261)      			852
Net Cash Provided By (Used By)

Operating Activities                          			(435)			3,386     			2,726

Cash  Flows From Investing Activities:

  Additions to Property	                       		(447)	 		(745)	  		(1,000)
  Additions to Other Assets	                   		(170)   			76     			(156)
Net Cash Used By Investing Activities	         		(617) 			(669)  			(1,156)

Cash Flows From Financing Activities:

  Proceeds of Bank Notes Payable	               		--    			--    			5,872
  Proceeds of Other Notes Payable	              		--    			--      			571
  Repayments of Long-term Obligations		        	(628) 	(4,478)    			(412)
Net Cash Provided by (Used by)

Financing Activities                         			(628) 	(4,478)   			6,031
Net Increase (Decrease) In Cash		            	(1,680) 	(1,761)		   	7,601
Cash Balance Beginning of Year	              		5,984 			7,745      			144

Cash Balance End of Year                   		$	4,304 	$	5,984   		$	7,745

Supplemental Disclosures:

  Interest Paid During the Period          		$	2,308 	$	1,074  		$	1,127



See accompanying notes to consolidated financial statements.

NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

On October 3, 1995, Huntway Partners, L.P. made a $1,250,000 payment to its existing lenders. On December 4, 1995, the Partnership announced that it did not make its scheduled $1,000,000 debt payment due November 30, 1995 and was, therefore, in default under its indenture. At that time, the Partnership was verbally informed by substantially all of its senior lenders that they did not intend to pursue their remedies under the current indenture due to nonpayment while discussions regarding the potential restructuring of the Partnership's indebtedness was continuing. Discussions regarding the debt restructuring have continued from October 1995 through the present. The Partnership also stated that it would not be making any further payments under the current indenture which also provided for a $1,250,000 payment on December 31, 1995 and for a $5,000,000 payment in 1996 paid quarterly under a defined formula. As a result, at December 31, 1995, substantially all of the Partnership's outstanding indebtedness was classified as current.

As described below, the Partnership has reached an agreement in principle with three of its four senior lenders representing 86% of its senior debt to restructure its indebtedness over a ten-year period. The Partnership has also reached agreement with the holders of its junior subordinated debt on the restructuring plan described below.

On April 15, 1996, the Partnership announced that it had reached an agreement in principle to restructure its indebtedness with its current lenders. The agreement which is subject to final documentation and unitholder approval will reduce total indebtedness from $95.5 million at December 31, 1995 to $25.6 million effective January 1, 1996. Under the agreement, the new debt will carry an interest rate of 12%. The new debt will mature on December 31, 2005, and will amortize ratably over years three through ten of the agreement. No cash interest will be paid in 1996 unless cash net of required capital expenditures in 1996 exceeds $6,000,000. Cash in excess of $6,000,000 at
December 31, 1996 net of funding capital expenditures (not to exceed $4,150,000) will be paid to the lenders on January 15, 1997. Such payment will replace, dollar for dollar, required debt amortization in year three of the agreement. In 1997, the Partnership is obligated to pay cash interest and debt amortization based on 50% of excess cash flow as defined. The agreement also specifies that Huntway can borrow up to an additional $4.2 million in 1996 for plan expansion, working capital and to finance inventory growth. Such short-term borrowings must be fully funded by December 31, 1996. The Partnership has been seeking to obtain this financing.

The Partnership will issue approximately 13.8 million new units to its lenders, including approximately 1.1 million to its junior noteholders as part of this transaction. The Partnership currently has approximately 11.6 million units outstanding. Additionally, the Partnership will retire approximately 3.9 million warrants previously distributed to its lenders. After the transaction, approximately 1.1 million in new warrants will be outstanding at a price of $.50 a unit. The agreement also specifies that management will be issued options to acquire units representing 10% of the fully-diluted equity of the Partnership (inclusive of options already issued) at an exercise price of $.50 per unit.

The Partnership has been seeking to negotiate with its other senior lender (representing 14% of the senior debt) to secure its agreement to the restructuring plan reached with the other senior lenders. Presently, the Partnership has been unable to secure this lender's approval of the restructuring plan. The Partnership has pursued and continues to pursue the agreement of this remaining senior lender to the consensual restructuring plan.

However, if the Partnership is unable to obtain the unanimous approval of its senior lenders to the consensual restructuring plan, it will consider all alternatives available to achieve the goals of the current plan, which will include seeking to implement the plan without unanimous approval through the filing of a "prepackaged" plan of reorganization under the U.S. Bankruptcy Code. In that regard, the senior lenders who have agreed to the consensual restructuring plan have said that they will vote for a prepackaged plan of reorganization that would implement the terms of the consensual restructuring plan, subject to compliance with required solicitation procedures. Any such prepackaged plan will provide for the continuing and timely payment in full of all of the Partnership's obligations to suppliers, other creditors (including all trade creditors) and employees.

If the Partnership is forced to file a prepackaged plan of reorganization, it will seek the court's approval to implement terms of the consensual restructuring plan without unanimous senior lender approval. Under applicable bankruptcy law, a plan of reorganization must be approved by the affirmative vote of 2/3 in dollar amount and in value of each class of security holders which is impaired under the plan. The senior debt and the common units will be the only classes of the Partnership's securities that will be impaired under the prepackaged plan. As described above, senior lenders representing 86% in dollar amount and 75% in number have said they would vote for the plan. Management of the Partnership believes that the terms of the prepackaged plan are favorable to the Partnership's existing common unit holders and expects that common unit holders will also approve the prepackaged plan, if required.

At December 31, 1995, the cash position of the Partnership was $4.3 million. In the opinion of management, assuming completion of the debt restructuring (which provides for no principal and interest payments on indebtedness during 1996), cash on hand, together with anticipated cash flow in 1996, will be sufficient to meet Huntway's liquidity obligations for the next 12 to 24 months.

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

Total limited partnership units outstanding at December 31, 1995, 1994 and 1993 were 11,556,250. In addition, 3,886,816 warrants to purchase limited partnership units at $.875 per unit through December 31, 2008 were issued as part of the Partnership's June 23, 1993 restructuring.

Principles of Consolidation. The consolidated financial statements include the accounts of Huntway Partners and its subsidiary, Sunbelt Refining Company, L.P. ("Sunbelt"). All significant inter-company items have been eliminated in consolidation.

Exchange Transactions. In connection with its refinery activities, the Partnership engages from time to time in exchange transactions common to the industry where crude oil or refined product is exchanged with other unrelated entities for similar commodities. The accounting of such exchanges is based on the recorded value of the commodities relinquished. There were no exchange balances at December 31, 1995. Net exchange balances included in accounts receivable at December 31, 1994 were comprised of receivables of $3,403, offset by payables of $28,332. The gain or loss from such transactions has not been significant to Huntway Partners' consolidated financial statements.

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

Income Taxes. No provision has been made for income taxes in the accompanying consolidated financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the provisions of the Partnership agreement.

The taxable income or loss allocated to the partners in any one year may vary from the amount of income or loss reported for financial statement purposes, due to differences between the time that certain income and expense items are recognized and the time when they are reported for financial statement purposes.

The partnership agreement provides generally that income, loss and cash distributions be allocated 1 percent to the general partner and 99 percent to the limited partners. In turn, each partner's tax status will determine the appropriate income tax for that partner's allocated share of Huntway Partners' taxable income or loss.

Inventories. Crude oil and finished product inventories are stated at cost determined by the last-in, first-out method (LIFO)
, which is not in excess of market.

Management believes the LIFO method of accounting for inventories is preferable because it more closely matches revenues and expenses and reflects the prevailing practice in the petroleum industry.

The effect of LIFO was to decrease the net loss and net loss per limited partners in 1995 by approximately $33,000 and less than 1/2 cent and to increase the net loss and net loss per limited partner unit in 1994 by approximately $1,167,000 and 10 cents. In 1993, the effect of LIFO was to decrease the net loss and net loss per limited partner unit by approximately by $1,184,000 and 10 cents.

Inventories at December 31, 1995 and 1994 were as follows:

                                	1995                	1994

	Finished Products              	$ 2,295,000	        	$2,792,000
	Crude Oil and Supplies            2,195,000        		 2,455,000
                                 		4,490,000	       	  5,247,000
	Less LIFO Reserve              	 (1,170,000	)       	(1,203,000	)
	Total                          	$ 3,320,000        		$4,044,000

Property and Depreciation. Property is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Facilities which are temporarily closed are retained in the property accounts as idle facilities and are depreciated.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results would differ from these estimates. As discussed in Note 5, the Partnership has written down its investment in the Sunbelt Refinery based upon the best estimate of the outlook for the asphalt and light-end market in Arizona.

Property at December 31, 1995 and 1994 consisted of:

                                	Depreciable
                                	Life		          	1995	       		1994

Land                                          	 		$	2,176,000 		$	2,176,000
Buildings                       	40 yrs.           			887,000    			810,000
Refineries and Related Equipment	40 yrs.	        		66,730,000 			66,510,000
Other                           	5 - 10 yrs.       			999,000  			1,032,000
Construction in Progress		                          		444,000    			261,000
Idle Facilities, Less Accumulated
   Depreciation of $0 and
   $1,938,000 as of December 31,
   1995 and 1994, respectively	                  			1,227,000  	11,041,000
   (See Note 5)
                                               				72,463,000 		81,830,000
Less Accumulated Depreciation
   and Amortization		                           		(13,786,000) (11,973,000)
Property - Net                                			$	58,677,000 $	69,857,000


Other Assets. Other assets are stated at cost and amortized, where appropriate, using various methods over the useful lives of the assets.

Other assets at December 31, 1995 and 1994 consisted of:

	                                           		1995            			1994

Computer Software                           		$	604,000        		$	564,000
Deposits                                     			442,000         			361,000
Other                                        			483,000         			434,000
                                           			1,529,000       			1,359,000
Less Accumulated Amortization	               		(749,000)       			(554,000)
Other Assets - Net                          		$	780,000        		$	805,000


Goodwill. Goodwill is stated at cost and amortized using the straight-line method over a period of 40 years and relate to the
Partnership's California refineries.   Huntway Partners'
refineries are designed to produce asphalt and unfinished light-end products, and accordingly, are not prone to obsolescence to the same degree as more sophisticated refineries. The Partnership continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the two refineries. The related accumulated amortization at December 31, 1995 and 1994 was $471,000 and $415,000, respectively.

Interest Capitalization. Huntway Partners and Sunbelt capitalize interest incurred in connection with the construction of refinery facilities. No interest was capitalized in 1995, 1994, or 1993.

Deferred Revenues.   Deferred revenues are recorded as cash is
collected on sales agreements which provide for future delivery of refined products. Revenues are recognized as the refined products are delivered.

Other Accrued Liabilities. Included in other accrued liabilities are accrued property taxes of $611,000 and $497,000 at December
31, 1995 and 1994, respectively.

Reclassifications. Certain items in the prior years' financial statements have been reclassified to conform to the 1994 presentation.

NOTE 3.  FINANCING ARRANGEMENTS

In 1995, the Partnership made payments to its lenders of $1,750,000. In 1995, a minimum of $4,000,000 was due to be paid to the senior lenders.

On December 4, 1995, the Partnership announced that it did not make its scheduled $1,000,000 debt payment due November 30, 1995 and was in default under its current indenture. The Partnership also announced at that time that it would not be making any further payments under its current indenture. As a result, at December 31, 1995, substantially all of the Partnership's outstanding indebtedness was classified as current.

On October 3, 1995, the Partnership made a $1,250,000 payment to its lenders and at that time was verbally informed by substantially all of its senior lenders that they did not intend to pursue remedies under the current indenture due to nonpayment while discussions regarding the potential restructuring of the Partnership's debt were continuing.

On April 15, 1996, the Partnership announced that it had reached agreement with three of its four senior lenders representing 86% of its senior debt to restructure its indebtedness over a ten-year period.

The agreement specifies, among other things, that total debt will be reduced from $95.5 million to $25.6 million effective January
1, 1996.  The new debt will carry an interest rate of 12%.

The agreement also specifies that no cash interest will be paid in 1996 unless cash net of required capital expenditures in 1996 exceeds $6,000,000. Cash in excess of $6,000,000 at December 31, 1996 net of funding capital expenditures (not to exceed $4,150,000) will be paid to the lenders on January 15, 1997.
Such payment will replace, dollar for dollar, required debt amortization in year three and of the agreement. In 1997,the Partnership is obligated to pay cash interest and debt amortization based on 50% of excess cash flow as defined. The agreement also specifies that Huntway can borrow up to an additional $4.2 million in 1996 for plant expansion, working capital and to finance inventory growth. Such short-term borrowings must be fully funded by December 31, 1996. The Partnership is seeking to obtain this financing.

The Partnership is seeking to obtain the approval of its remaining senior lender to the restructuring agreement. However, if the Partnership is unable to obtain unanimous approval of the agreement, it will consider all alternatives available including the filing of a prepackaged plan of reorganization under the U.S. Bankruptcy Code.

The agreement provides for a $17,500,000 letter of credit facility through December 31, 2000. This facility provides for crude purchase, hedging and other activities. Fees for this facility are 2% on the face amount of any letter of credit issued up to an aggregate of $14,500,000 and 3% on any letter of credit issued above that amount.

The Partnership's debt as of December 31, 1995 and December 31,
1994 consisted of the following:

                                                  	 1995         	1994

8% Senior Secured Notes due December 31, 2000      	$24,904,000  	$24,680,000

Subordinated Secured Notes due December 31, 2008    	53,254,000   	52,205,000
   Bearing Interest at 4% Per Annum Until the
   Earliest of December 31, 2000 or the Retirement
   of the 8% Senior Secured Notes and Thereafter
   at 12-1/4% Per Annum

Junior Subordinated Secured Debentures due          	7,587,000     	7,437,000
   December 31, 2020 and Bearing Interest at  4%
   Per Annum until the Retirement of the Senior
   Secured Notes and Thereafter at 12% Per Annum

Series 1988 Variable Rate Demand Industrial         	8,600,000     	8,600,000
   Development Bonds due September 1, 2008,
   Interest Payable Monthly at Rates Determined
   Weekly Based on Market Rates for Comparable
   Interest (5.75%  and 3.5% at December 31, 1994
   and 1993, respectively) and Collateralized by a
   Standby Letter of Credit Issued by a Bank

Capital Lease Obligations	                          	     --	         358,000

Total                                            	94,345,000    	  93,280,000

Less Amount Classified as Current               	(94,345,000	)   	  2,418,000

Net Long-Term Debt                              	$        --     	$90,862,000

 All of the Partnership's assets serve as collateral for these issues.

NOTE 4.  CONTINGENCIES

On May 19, 1995, during testing pursuant to the closure of a waste water treatment pond, the Partnership discovered that several drums of hazardous materials had been improperly disposed of at the site of the Wilmington refinery. Subsequent geophysical testing to date indicates that approximately 20 to 30 of such drums had been improperly disposed of at the site. The materials had been stored in drums and disposed of under the waste water treatment pond apparently at the time of its construction. Although the Partnership believes that it has claims against the former owners and operators of the site, as well as the entities involved in the construction of the pond and various insurance carriers which should substantially mitigate the ultimate costs, the Partnership has accrued $294,000 as of December 31, 1995 for remediation of the contamination. Management does not believe, based upon the information known at this time, that the remediation effort will have a material adverse effect on the Partnership's results of operations or financial position.

The Partnership and its subsidiary, Sunbelt Refining Company, L.P., were charged by the State of Arizona with violations of certain environmental regulations and provisions of the Arizona refinery's installation permit. Sunbelt acknowledged that it had certain environmental compliance problems in the past, but believed that none of these resulted in any harm to public health or to the environment. While Huntway and Sunbelt have consistently denied that any criminal activity occurred, the parties agreed on December 21, 1993 to settle both the State's civil and criminal charges. As part of the settlement, Sunbelt has agreed to pay a penalty of $700,000 over a period of seven years without interest and to undertake certain environmental improvements at the Arizona refinery. Huntway has instituted new programs and procedures to ensure that it is operating in compliance with all environmental laws and regulations. As of December 31, 1995 $450,000 remains to be paid. Of this amount, $100,000 was paid in January of 1996 and is included in current portion of long-term debt.

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

Accordingly, at June 30, 1993, the Partnership wrote down the carrying value of the refinery and related assets to their then estimated fair values.

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

Subsequently, through December 31, 1995, approximately $2,436,000 of closure and maintenance costs have been charged against the reserve.

At December 31, 1995, pursuant to an evaluation of the operating potential of the facility, the plant was further written down by $9,492,000 to $1,227,000. This write down considered, among other things, the outlook for the asphalt market in Arizona, the regulatory environment impacting both the plant operations as well as the formulation requirements of diesel and jet fuel in the markets the plant would serve, as well as the ability of the Partnership to market those products. This evaluation indicated and it is the opinion of management that the likelihood of operation as a petroleum refinery in the future is remote, but that the facility may be operated effectively as a crude or products terminal and storage facility at some time in the future.

NOTE 6.  EARNINGS PER UNIT AND ALLOCATION OF INCOME AND LOSS

Earnings per unit is calculated based upon the weighted average number of limited partner equivalent units outstanding. Limited partner equivalent units for the year ended December 31, 1995 and 1994 is calculated by adding to the 11,556,250 actual limited partnership units outstanding 116,730 additional units representing the general partners overall 1% interest.

For the year ended December 31, 1995, 1994, and 1993, the effect of outstanding options and warrants is anti-dilutive and, accordingly, has been excluded from the calculation.

Generally, partnership income and loss is allocated 1% to the general partners and 99% to the limited partners. In 1993 and 1992, because the general partners' combined general and limited capital accounts had been fully depleted, 100% of the losses were allocated to the limited partners until their capital accounts had also been reduced to zero. Thereafter, losses were allocated 1% to the general partners and 99% to the limited partners. The Partnership reclassified in 1993 to general partners' capital $979,000 of equity attributable to the general partners' limited partnership interest previously classified as limited partners' capital.

NOTE 7.  LEASE COMMITMENTS

The Partnership has entered into certain ground leases for its refinery facilities. Such leases range from five to 41 years in duration. All such leases are classified as operating leases.

Future minimum annual rental payments required under operating leases, which have non-cancelable lease terms in excess of one year, as of December 31, 1995 are:

	1996               	$  300,000
	1997                  	300,000
	1998                  	300,000
	1999                  	300,000
	2000 and Beyond    	 1,003,000

	Total              	$2,213,000

The Partnership also leases a deep water terminal facility in Benicia, California. Under terms of the lease agreement, the Partnership pay minimum annual lease payments of approximately $539,000 through the year 2031, subject to an escalation clause. This lease is cancelable upon one year's notice and accounted for as an operating lease.

Rental expense for all operating leases (some of which have terms of less than a year) was $1,022,000, $1,259,000, and $1,524,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 8.  PROFIT SHARING AND TAX DEFERRED SAVINGS (401K) PLAN AND
PENSION PLAN

Huntway Partners has a profit sharing and tax deferred savings
(401K) plan and a defined contribution pension plan.  The
Partnership' contributions to the plans generally vest to participants on the basis of length of employment. Beginning in 1994, the Partnership matches up to 2% of participants pre-tax contributions to the tax deferred savings (401K) plan.

Profit sharing contributions by the Partnership will be made from profits in an amount up to 10 percent of the aggregate base compensation of all participants in the plan, not to exceed the Partnership' current net income. No contributions were made to the plan during the last three years.

In addition, a minimum pension contribution equal to 4%  (5%
prior to December 31, 1994) of participants' base compensation must be made each year regardless of current profits or losses.

The amount of the Partnership' contributions to the plans charged to income for the years ended December 31, 1995, 1994 and 1993 were $214,000, $205,000 and $281,000, respectively.

NOTE 9.  UNIT OPTION PLAN

The Partnership maintains a 1989 Salaried Employee Partnership Unit Option Plan (the "Plan") adopted by the Operating Committee. The Plan is administered by a sub-committee (the "sub-committee") of the Operating Committee. The Plan authorizes the Partnership to grant to salaried officers and employees of the Partnership non qualified options to purchase Partnership Units. The Partnership has reserved 1,022,000 Partnership Units to be issued pursuant to the exercise of options granted under the Plan. The Plan will terminate on March 6, 1999. No person serving on the Operating Committee or the Plan Committee, who is not an employee of Huntway, is eligible to participate in the Plan.

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

During 1995, 6,850 previously issued options terminated. The sub-committee granted 589,250 new options on August 22, 1995 at an exercise price of $.625 per unit.

At December 31, 1995, 1,022,000 options are outstanding, of which 103,133 are exerciseable. All exerciseable options have a strike price of $1 a unit. As more fully explained in Note 1, the Partnership has reached an agreement with a majority of its senior lenders and with its junior note holders to restructure its debt. The agreement specifies that management will be issued options for 10% of the Partnership on a fully-diluted basis (inclusive of options already issued) at a strike price of $.50 a unit.

NOTE 10.  SIGNIFICANT CUSTOMERS

One customer accounted for approximately 17.1% in 1995, 16% of revenues in 1994 and 14% in 1993.

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

Juan Y. Forster, age 59, has been principally employed as the President and Chief Executive Officer of Huntway for the past five years.

Samuel M. Mencoff, age 39, has been principally employed as a Vice President of Madison Dearborn Partners, Inc. since January, 1993. Prior to January, 1993, Mr. Mencoff served as Vice President of First Capital Corporation of Chicago (FCCC). Mr. Mencoff is sole director, President and Treasurer of Reprise Holdings and is a general partner of Madison Dearborn Partners III.

Justin S. Huscher, age 42, has been principally employed as a Vice President of Madison Dearborn Partners, Inc. since January, 1993. Prior to January, 1993, Mr. Huscher served as a Senior Investment Manager of First Chicago Investment Corporation, an affiliate of FCCC. Mr. Huscher is Vice President and Secretary of Reprise Holdings and is a general partner of Madison Dearborn Partners III.

Raymond M. O'Keefe, age 70, has been principally employed for the last five years as President and Chief Executive Officer of Rokmanage, Inc., a management services firm. For that period and more than the last five years, Mr. O'Keefe has served as President and Chief Executive Officer of A. J. Land Company and Harvard Gold Mining Company.

Members of the Operating Committee currently receive no compensation from the Partnership or the Managing General Partner for their services as members of the Operating Committee. The
Partnership reimburses the Operating Committee members for expenses incurred in connection with such services.

Section 16 of the Securities and Exchange Act of 1934, as amended, requires the Partnership's executive officers, members of the Operating Committee and persons who beneficially own greater than 10% of the Units to file reports of ownership and changes in ownership with the SEC. Based solely upon its review of copies of the Section 16 reports the Partnership has received, the Partnership believes that during its fiscal year ended December 31, 1994, all of its executive officers, members of the Operating Committee and greater than 10% beneficial owners were in compliance with their filing requirements


Partnership Officers

The following list sets forth: (i) the name and age of each officer of the Partnership; (ii) the year in which each such person first joined the Partnership; and (iii) all positions with the Partnership presently held by each person named.

                          			 Year Joined
	Name                   	Age	 Huntway    	Office

 Juan Y. Forster        	59  	1979     	President & Chief  Executive Officer
 Lucian A. Nawrocki     	50  	1982     	Executive Vice  President,
                               							  Asphalt  Sales
 Warren J. Nelson      		45  	1993    		Executive Vice President
                                        & Chief Financial Officer
 Terrance L. Stringer   	54  	1992	    	Executive Vice President
 Charles R. Bassett     	60  	1982     	Manager of  Operations/Benicia
 William G. Darnell     	59  	1982     	Vice President &  General
                               							  Manager/Benicia
 Earl G. Fleisher       	45  	1991     	Controller and Tax  Manager
 Michael W. Miller      	37  	1979     	Manager of   Operations/Wilmington

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


Item 11.  Officers' Compensation

Cash Compensation of Officers

For the year ended December 31, 1995, the Partnership paid or accrued an aggregate of $1,207,000 compensation to its officers as a group.


Compensation Pursuant to Plans

Pension Plan. The Partnership currently has in effect a defined contribution pension plan as well as a 401-K deferred savings and profit sharing plan. Pursuant to the terms of the pension plan, each year Huntway contributes to the plan an amount equal to 4% of each employee's annual "base compensation", which includes base salary and overtime, but excludes any cash bonuses. Each full-time employee of Huntway participates in the pension plan. Contributions made to the pension plan vest in equal increments over a period beginning upon completion of two years of service and ending upon completion of seven years of service. The terms of the 401-K deferred savings plan provide that the Partnership match the employee's contributions up to 2% of qualifying compensation. For the year ended December 31, 1995, Huntway paid or accrued $60,000 to these plans on behalf of its officers as a group.

Item 12.  Principal Unitholders

The following tables set forth information regarding the number of Limited Partnership Units owned as of April 1, 1996 by each person known by the Partnership to be the beneficial owner of more than five percent of all Limited Partnership Units outstanding. Except as indicated below, each of the persons named in the table has sole voting and investment power with respect to the Units set forth opposite his or its name.

Beneficial Ownership

	Beneficial Owner                   	Units               	Interest

	Common Units:

	First Capital Corporation          	3,640,121	(1)       	31.5%
	of Chicago
	One First National Plaza
	Chicago, IL  60670

	Bankers Trust Company              	1,975,552	(2)       	14.6%
	280 Park Avenue
	New York, New York 10017

	Massachusetts Mutual Life          	1,092,156	(2)        	8.6%
	Insurance Company
	1295 State Street
	Springfield, MA  01111

	Mr. Andre Danesh                     	914,000	(3)        	7.9%
	Allied Financial Corp.
	1583 Beacon Street
	Brookline, MA  02146

	Goldman, Sachs Group, L.P.           	730,000          		6.3%
	and Goldman, Sachs & Co.
	85 Broad Street
	New York, NY  10904

	Reprise Holdings, Inc.               	653,286	          	5.7%
	One First National Plaza
	Chicago, IL 60670

	All Officers and Operating         	1,799,927	(4)(5)   	15.7%
	Committee Members as a Group
	(12 persons)

1) Includes 653,286 units held by Reprise Holdings, Inc. First Capital Corporation of Chicago and Madison Dearborn Partners III own all of the outstanding common stock of Reprise Holdings, Inc., First Capital Corporation of Chicago and Madison Dearborn Partners III disclaim beneficial ownership of Units beneficially owned by Reprise Holdings, Inc.

2) All reported beneficial ownership of Units represents warrants to purchase Units at an exercise price of $.875 per Unit issued to the Partnership's lenders under the June 23, 1993 restructuring agreement. See Note 3 to the Consolidated
Financial Statements.

3)	Includes 378,300 units held by Mr. Danesh; 243,700 units held by Allied Financial Corporation's Profit Sharing Plan, of which Mr. Danesh is the trustee; 159,900 units held by E & S
Investments, of which Mr. Danesh is the general manager; and 133,000 units held by Allied Financial Investments, of which Mr. Danesh is a general partner.

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

5)	Includes options to acquire 103,133 Units exerciseable at $1 a unit.



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
		Form 10-K, filed March 30, 1990, Commission file No. 1-
10091)

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
Sharing
		and Tax Deferred Savings Plan (incorporated by reference
		herein to Exhibit 10.2 of the Annual Report on Form 10-
K,
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
Partnership
		of Sunbelt Refining Company, L.P. (incorporated by reference
		herein to Exhibit 10.8 of the Annual Report on Form 10-
K,
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

	10.24	Agreement for Liquidation of Limited Partner Interest
dated
		as of October 30, 1989 by and among Sunbelt Refining
Company,
		L.P. and James R. Bagley, John M. Schwarz, Hector
Monroy and
		Fil Ventura (incorporated by reference herein to Exhibit
		10.13 of the Annual Report on Form 10-K, filed March
30,
		1990, Commission file No. 1-10091)

	10.25	Definitive Agreement between Huntway Partners, L.P. and
		Reprise Holdings, L.P. dated as of May 3, 1990
		(incorporated by reference herein to Exhibit 10.14 of the Quarterly Report on Form 10-Q, filed May 15, 1990, Commission file No. 1-10091)

	10.26	Funding and Forbearance Agreement dated as of December
31,
		1992 among Bankers Trust Company, Huntway Partners,
L.P.,
		Massachusetts Mutual Life Insurance Company, Phoenix
Home
		Life Mutual Insurance Company, Crown Life Insurance
Company,
		Century Life Insurance Company and First Capital
Corporation
		of Chicago and acknowledged by Sunbelt Refining
Company, L.P.,
		Huntway Managing Partners, L.P. and Huntway Holdings,
L.P.
		(incorporated by reference herein to Exhibit 10.1 of the
		Current Report on Form 8-K, filed March 1, 1993,
Commission
		file No. 1-10091)

	10.27	Huntway Partners, L.P./Sunbelt Refining Company L.P.
General
		Restructuring Agreement Dated as of June 22, 1993 (incorporated by reference herein to Exhibit 10.27 of the
		current report on Form 8-K, filed July 13, 1993,
Commission
		file No. 1-10091)

	10.28	Huntway Partners, L.P., as Issuer to Shawmut Bank N.A.,
as
		Trustee, Collateralized Note Indenture Dated as of June
22,
		1993 (incorporated by reference herein to Exhibit 10.28 of
		the Current Report on Form 8-K, filed July 13, 1993, Commission file No. 1-10091)

	10.29	Huntway Partners, L.P., as Issuer to Shawmut Bank
Connecticut
		National Association, as Trustee Subordinated Note
Indenture
		Dated as of June 22, 1993 (incorporated by reference herein
		to Exhibit 10.29 of the Current Report on Form 8-K, filed
		July 13, 1993, Commission file No. 1-10091)


Exhibit
Number	Description of Exhibit

	10.30	Huntway Partners, L.P., as Issuer to IBJ Schroder Bank
&
		Trust Company, as Trustee, Junior Subordinated
Debenture
		Indenture Dated as of June 22, 1993 (incorporated by reference herein to Exhibit 10.30 of the Current Report on
		Form 8-K, filed July 13, 1993, Commission file No. 1-
10091)

10.31	Letter of Credit and Reimbursement Agreement Dated as
of
		June 22, 1993 between Huntway Partners, L.P., Sunbelt Refining Company, L.P. and Bankers Trust Company (incorporated by reference herein to Exhibit 10.31 of the
		Current Report on Form 8-K, filed July 13, 1993,
Commission
		file No. 1-10091)

	10.32	Intercreditor and Collateral Trust Agreement Dated as
of
		June 22, 1993 among Bankers Trust Company as LOC Bank and
		Bankers Trust Company, Massachusetts Mutual Life
Insurance
		Company, Phoenix Home Life Mutual Insurance Company,
Crown
		Life Insurance Company, Century Life of America and
Century
		Life Insurance Company, as Holders of the Priority Obligations, Senior Obligations and Subordinated Obligations and United States Trust Company of New
York,
		as Collateral Agent (incorporated by reference herein to
		Exhibit 10.32 of the Current Report on Form 8-K, filed July 13, 1993, Commission file No. 1-10091)

	10.33	Collateral Accounts Security Agreement (incorporated by
		reference herein to Exhibit 10.33 of the Current Report
on
		Form 8-K, filed July 13, 1993, Commission file No. 1-
10091)

10.34	Huntway Partners, L.P. 8% Priority Secured Note Due
1994
		(incorporated by reference herein to Exhibit 10.34 of the
		Current Report on Form 8-K, filed July 13, 1993,
Commission
		file No. 1-10091)

	10.35	Huntway Partners, L.P., 8% Senior Secured Note Due 2000
		(incorporated by reference herein to Exhibit 10.35 of the
		Current Report on Form 8-K, filed July 13, 1993,
Commission
		file No. 1-10091)

	10.36	Huntway Partners, L.P. Increasing Rate Subordinated
Note
		(Other) Due 2008 (incorporated by reference herein to Exhibit 10.36 of the Current Report on Form 8-K, filed July 13, 1993, Commission file No. 1-10091)


	10.37	Huntway Partners, L.P. Increasing Rate Subordinated
Note
		(Sunbelt IDB) Due 2008 (incorporated by reference herein
		to Exhibit 10.37 of the Current Report on Form 8-K, filed
		July 13, 1993, Commission file No. 1-10091)



Exhibit
Number	Description of Exhibit

	10.38	Huntway Partners, L.P., Increasing Rate Junior
Subordinated
		Debentures Due 2020 (incorporated by reference herein to
		Exhibit 10.38 of the Current Report on Form 8-K, filed July 13, 1993, Commission file No. 1-10091)

	10.39	Warrants to Purchase Common Units of Huntway Partners,
		L.P., a Delaware Limited Partnership (incorporated by reference herein to Exhibit 10.39 of the Current Report on
		Form 8-K, filed July 13, 1993, Commission file No. 1-
10091)

	10.40	Assignment and Assumption Agreement  (incorporated by
		reference herein to Exhibit 10.40 of the Current Report
on
		Form 8-K, filed July 13, 1993, Commission file No. 1-
10091)

	10.41	Termination Agreement (incorporated by reference herein
to
		Exhibit 10.41 of the Current Report on Form 8-K, filed July 13, 1993, Commission file No. 1-10091)

	10.42	Modification of Huntway Pledge and Security Agreement
		(incorporated by reference herein to Exhibit 10.42 of the
		Current Report on Form 8-K, filed July 13, 1993,
Commission
		file No. 1-10091)

	10.43	Modification of Huntway Current Assets Pledge and
Security
		Agreement (incorporated by reference herein to Exhibit
		10.43 of the Current Report on Form 8-K, filed July 13,
1993,
		Commission file No. 1-10091)

	10.44	Modification of Sunbelt Pledge and Security Agreement
		(incorporated by reference herein to Exhibit 10.44 of the
		Current Report on Form 8-K, filed July 13, 1993,
		Commission file No. 1-10091)

	10.45	Modification of Huntway Managing General Partner
		Pledge and Security Agreement (incorporated by reference herein to Exhibit 10.45 of the Current
		Report on Form 8-K, filed July 13, 1993,
		Commission file No. 1-10091)

	10.46	Modification of Huntway Special General Partner Pledge
		and Security Agreement (incorporated by reference herein
		to Exhibit 10.46 of the Current Report on Form 8-K, filed
		July 13, 1993, Commission file No. 1-10091)

	10.47	Amendment to Deed of Trust and Security Agreement
		and Other Security Documents (California) (incorporated
by
		reference herein to Exhibit 10.47 of the Current Report
on
		Form 8-K, filed July 13, 1993, Commission file No. 1-
10091)

	10.48	Amendment to Deed of Trust with Assignment of Rents and
		Other Security Documents (Arizona) (incorporated by reference herein to Exhibit 10.48 of the Current Report on Form 8-K, filed July 13, 1993, Commission file
		No. 1-10091)

Exhibit
Number	Description of Exhibit	 Page No.

	10.49	Assignment of Notes and Deed of Trust (California)
		(incorporated by reference herein to Exhibit 10.49 of the
		Current Report on Form 8-K, filed July 13, 1993,
Commission
		file No. 1-10091)

	10.50	Assignment of Notes and Deed of Trust (Arizona)
(incorporated
		by reference herein to Exhibit 10.50 of the Current
Report on
		Form 8-K, filed July 13, 1993, Commission file No. 1-
10091)

	10.51	Modification of Sunbelt Guaranty Agreement
(incorporated by
		reference herein to Exhibit 10.51 of the Current Report
on
		Form 8-K, filed July 13, 1993, Commission file No. 1-
10091)

	10.52	Modification of Huntway Special General Partner
Guaranty
		Agreement (incorporated by reference herein to Exhibit
		10.52 of the Current Report on Form 8-K, filed July 13, 1993, Commission file No. 1-10091)

	10.53	Modification of Huntway Guaranty Agreement
(incorporated
		by reference herein to Exhibit 10.53 of the Current
Report
		on Form 8-K, filed July 13, 1993, Commission file No.
1-10091)

	10.54	Modification of Huntway Managing General Partner
Guaranty
		Agreement (incorporated by reference herein to Exhibit
10.54
		of the Current Report on Form 8-K, filed July 13, 1993, Commission file No. 1-10091)

	10.55	FCCC Acknowledgment and Agreement (incorporated by
		reference herein to Exhibit 10.55 of the Current Report
on
		Form 8-K, filed July 13, 1993, Commission file No. 1-
10091)

	10.56	Amendment and Waiver of Registration Agreement
(incorporated
		by reference herein to Exhibit 10.56 of the Current
Report on
		Form 8-K, filed July 13, 1993, Commission file No. 1-
10091)

10.57	Agreement of Understanding dated March 11, 1996	49

	18	Letter of concurrence from accountants relating to the
change
		to the last-in, first-out (LIFO) method of accounting
for
		inventories (incorporated by reference herein to
Exhibit 18
		of the Annual Report on Form 10-K, filed March 30,
1990,
		Commission file No. 1-10091)

	22	Schedule of Subsidiaries (incorporated by reference
herein to
		Exhibit 22 of the Registration Statement on Form S-1,
as
		amended by Amendment No. 2, filed November 2, 1988,
		Registration No. 33-24445).

	28.1	Press Release of the Company dated December 8, 1992
		(incorporated by reference herein to Exhibit 28.1 of the
		Current Report on Form 8-K, filed March 1, 1993,
Commission
		file No. 1-10091)

	28.2	Press Release of the Company dated December 10, 1992
		(incorporated by reference herein to Exhibit 28.2 of the
		Current Report on Form 8-K, filed March 1, 1993,
Commission
		file No. 1-10091)

Exhibit
Number	Description of Exhibit

	28.3	Press Release of the Company dated December 16, 1992
		(incorporated by reference herein to Exhibit 28.3 of the
		Current Report on Form 8-K, filed March 1, 1993,
Commission
		file No. 1-10091)

	28.4	Press Release of the Company dated December 31, 1992
		(incorporated by reference herein to Exhibit 28.4 of the Current Report on Form 8-K, filed March 1, 1993, Commission file No. 1-10091)

	28.5	Complaint in Neal v. Forster, et al., No. 92-7264 SVW
		(C.D. Cal.) (incorporated by reference herein to Exhibit
		28.5 of the Current Report on Form 8-K, filed March 1,
1993,
		Commission file No. 1-10091)

	28.6	Complaint in Van Elgort et al. v. Huntway Partners,
L.P.,
		et al., No. 92-7314R (C.D. Cal.) (incorporated by reference herein to Exhibit \28.6 of the Current Report on Form 8-K, filed March 1, 1993, Commission file
		No. 1-10091)


(b)	Reports on Form 8-K

No reports on Form 8-K were filed in 1995.

SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Huntway Partners, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April, 1996.


					HUNTWAY PARTNERS, L.P.


					By:	/s/ Juan Y. Forster
						Juan Y. Forster
						Chairman of the Operating Committee
								President and Chief
Executive Officer



	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 1996.


          Signature                              Title



/s/ Juan Y. Forster
Juan Y. Forster	                		Member of Operating Committee and
                               			Chief Executive Officer

/s/ Warren J. Nelson
Warren J. Nelson               			Executive Vice President and
                               			Chief Financial and Accounting Officer

/s/ Justin S. Huscher
Justin S. Huscher               		Member of Operating Committee


/s/ Samuel M. Mencoff
Samuel M. Mencoff               		Member of Operating Committee


/s/ Raymond M. O'Keefe
Raymond M. O'Keefe 	             	Member of Operating Committee


AGREEMENT OF UNDERSTANDING

		This AGREEMENT OF UNDERSTANDING (this "Agreement") is made and entered into as of March 11, 1996 by and among Huntway Partners, L.P., a Delaware limited partnership (the "Company"), Sunbelt Refining Company, L.P., a Delaware limited partnership ("Sunbelt"), Huntway Managing Partner, L.P. ("HMP"), Huntway Holdings, L.P. ("Holdings"), each of Bankers Trust Company
("Bankers Trust"), Massachusetts Mutual Life Insurance Company
("Mass Mutual"), Mellon Bank, N.A., as trustee for First Plaza
Group Trust as directed by Contrarian Capital Advisors, L.C.C. and Oppenheimer & Co., Inc. for itself as as agent for certain affiliates (individually, a "Senior Lender" and collectively, the "Senior Lenders") and each of Madison Dearborn Partners III, an Illinois general partnership and First Capital Corporation of Chicago (individually a "Junior Lender" and collectively, the "Junior Lenders"). Capitalized terms used herein but not otherwise defined herein shall have the meanings given such terms in the General Restructuring Agreement dated as of June 22, 1993 (the "Restructuring Agreement") among the Company, Bankers Trust, Mass Mutual, Crown Life Insurance Company, Century Life of America, Century Life Insurance Company, Phoenix Home Life Mutual Insurance Company, the Junior Lenders, Sunbelt, HMP and Holdings. The Senior Lenders and the Junior Lenders are collectively referred to herein as the "Lenders." The Company, the Lenders, Sunbelt, HMP and Holdings are collectively referred to herein as the "Parties" and individually as a "Party".

	RECITALS

		WHEREAS, the Lenders are the holders of all of the New Securities, except such New Securities as are owned or held by Ryback Management Corporation ("Ryback"), on behalf of itself and its nominee(s);

		WHEREAS, the Company and Sunbelt are obligated to the Lenders under the Restructuring Documents, including, without limitation, obligations with respect to the Collateralized Notes, the Subordinated Notes and the Junior Subordinated Notes (any and all such obligations collectively are referred to herein as the "Existing Obligations");

		WHEREAS, the Company is in default under certain covenants and provisions of the Restructuring Documents;

		WHEREAS, the Company and the Lenders have consented to a restructuring of the Existing Obligations in accordance with the terms and provisions set forth in the Term Sheet attached hereto as Exhibit A (the "Consensual Term Sheet");

		WHEREAS, the out-of-court restructuring of the Existing Obligations contemplated by the Consensual Term Sheet requires, among other things, the consent of Ryback, and Ryback has not given such consent;

		WHEREAS, as an alternative to the restructuring of the Existing Obligations pursuant to the Consensual Term Sheet, the
Company and Lenders have negotiated the principal terms and provisions of a prepackaged plan of reorganization (the "Plan"), which are set forth in the Term Sheet attached hereto as Exhibit B (the "Plan Term Sheet");

		WHEREAS, the Company believes that it is in the best interest of the Company and its creditors for the Company to seek relief under chapter 11 of Title 11 of the U.S. Code (the "Bankruptcy Code") and, concurrently therewith, file a proposed plan of reorganization incorporating the terms of the Plan Term Sheet unless Ryback consents to the terms of the Consensual Term Sheet;

		NOW, THEREFORE, in consideration of the premises and the terms and conditions herein contained, the adequacy and sufficiency of which are hereby acknowledged, the Parties hereby agree as follows:

		1.	Preparation of the Plan and other Materials.
Promptly upon execution of this Agreement, the Company shall instruct its counsel to prepare the following: (a) a petition (the "Petition") for relief under chapter 11 of the Bankruptcy Code; (b) a plan of reorganization incorporating the terms and provisions of the Plan Term Sheet (the "Plan"); (c) all schedules, motions, pleadings and other papers necessary or useful in connection with the filing of the Petition; and (d) a disclosure and solicitation statement describing the Company and the Plan and seeking the consent of each class of impaired claims and interests identified in the Plan Term Sheet (the "Disclosure and Solicitation Statement"). The Company's counsel shall coordinate with counsel for the Lenders in the preparation of such documents.

		2.	Timetable for Plan, Disclosure and Solicitation and
Filing. The Company shall prepare the Plan and the Disclosure and Solicitation Statement on or before May 13, 1996 and shall use its reasonable best efforts to submit the Disclosure and Solicitation
Statement to the Securities and Exchange Commission for review on or before May 20, 1996. The Company shall use its reasonable best efforts to obtain the approval of the Disclosure and Solicitation
Statement by the Securities and Exchange Commission on or before June 24, 1996 (the date of such approval being referred to herein as the "SEC Approval Date"). Not later than three business days after the SEC Approval Date, the Company shall distribute the Disclosure and Solicitation Statement to all known members of each class of impaired claims or interests identified in the Plan Term
Sheet and shall solicit the consent of each such class of claims and interests in compliance with Bankruptcy Code Section 1126(b) and Bankruptcy Rule 3018. The solicitation period shall remain open for 30 calendar days. If each such class of impaired claims or interests votes to accept the Plan in accordance with Bankruptcy
Code Section 1126 and Bankruptcy Rule 3018, the Company shall file the Petition and the Plan not more than two business days after the close of the solicitation period (the date on which the Petition is filed being referred to herein as the "Petition Date"). The
Company shall use its reasonable best efforts to notice a hearing to approve the compliance of the solicitation of consents to the Plan with Bankruptcy Code Section 1126, which hearing shall convene not more than 45 days after the Petition Date and shall conclude not more than 48 days after the Petition Date. The Company shall use its reasonable best efforts to notice a hearing on confirmation of the Plan, which hearing shall convene not more than 45 days after the Petition Date and shall conclude not more than 48 days after the Petition Date.

		3.	Support of the Plan.  Each Party will use its
reasonable best efforts to obtain confirmation of the Plan in accordance with the Bankruptcy Code and the timetable set forth in
Section 2. Each Party will take all necessary and appropriate actions to achieve confirmation including recommending to the holders of impaired claims and interests that the Plan be confirmed. No Party shall (a) object to confirmation of the Plan or otherwise commence any proceeding to oppose or alter the Plan or any other reorganization documents containing terms and conditions consistent with those contained in the Plan Term Sheet (the "Plan Documents"), (b) vote for, consent to, support or participate in the formulation of any other plan of reorganization or liquidation proposed or filed or to be proposed or filed in any chapter 11 or chapter 7 case commenced in respect of the Company, (c) directly or indirectly seek, solicit, support or encourage any other plan, proposal or offer of dissolution, winding up, liquidation, reorganization, merger or restructuring of the Company or any of its subsidiaries that could reasonably be expected to prevent, delay or impede the successful restructuring of the Company as contemplated by the Plan Term Sheet, (d) object to the Disclosure and Solicitation Statement or the compliance of the solicitation of consents to the plan with Bankruptcy Code Section 1126 or (e) take any other action that is inconsistent with, or that would delay confirmation of the Plan; provided, however, that no Party shall be barred from (x) objecting to the compliance with Bankruptcy Code
Section 1126 of the solicitation of the consent by such Party to the Plan if the Disclosure and Solicitation Statement received by such Party contains a material misstatement or omission or
(y) taking any action with respect to any matter which action is not inconsistent with the Plan Term Sheet.

		4.	Acknowledgment.  This Agreement is not and shall
not be deemed to be a solicitation for consents to the Plan.  The
Lenders' acceptances of the Plan will not be solicited until the Lenders have received the Disclosure and Solicitation Statement.

		5.	Termination of Lenders' Obligations.  Each Lender
may terminate its obligations hereunder and rescind any vote on the Plan by such Lender (which vote shall be null and void and have no further force and effect) by giving written notice thereof to the Parties if the Plan provides or is modified to provide for a materially adverse distribution to such Lender than the distribution for such Lender described in the Plan Term Sheet.
Senior Lenders (including at least one Senior Lender other than Bankers Trust Company) holding a majority of the Restructured
Obligations may terminate the Senior Lenders' obligations hereunder and rescind any vote on the Plan by the Lenders (which votes shall be null and void and have no further force and effect) by giving written notice thereof to the Parties if any of the following occur: (a) the Plan or the Plan Documents provide or are modified to provide or the Company moves to modify the Plan to provide for distributions to holders of claims or interests that differ in any material respect from the distributions to such holders described in the Plan Term Sheet without the consent in writing by each of the Parties that is adversely affected thereby, it being understood that any improvement in the distribution to any Party under the Plan shall be deemed to be materially adverse to all Parties; (b) the Company violates any covenant in Section 1 or Section 2 (it being understood that certain obligations in Section 2 require only the Company's best reasonable efforts); (c) the Company fails to obtain consent of each impaired class of claims or interests on or before August 14, 1996 or the Company fails to file the Petition and the Plan on or before August 16, 1996 or the Plan fails to be confirmed on or before September 30, 1996; (d) after the filing of the Plan the Company submits a second plan of reorganization that does not incorporate the terms and provisions of the Plan Term
Sheet or moves to withdraw the Plan; or (e) the Company, the Lenders and Ryback execute the Consensual Term Sheet on or before the earlier of April 15, 1996 and the Petition Date.

		6.	Agreement not a Waiver.  Nothing in this Agreement
constitutes a modification or waiver of any of the Lenders' rights under the Restructuring Documents, at law or otherwise.

		7.	Representations and Warranties.   Each Lender
represents and warrants to the other Parties that (a) such Lender is the legal and beneficial owner of the New Securities set forth opposite the name of such Lender on Schedule I annexed hereto, and
(b) such Lender has sole voting and dispositive power with respect to the New Securities issued to such Lender and has full power and authority to enter into this Agreement and perform its obligations hereunder, and has not entered into any participation or other agreement with any person with respect to any of the New Securities held by such Lender or otherwise granted any person any authority over the voting or disposition of such New Securities (other than any such participation or other agreement that does not in any way limit or restrict the undersigned Lender's ability to satisfy its obligation hereunder with respect to all of the New Securities held by such Lender). Each Party represents and warrants to the other Parties that this Agreement is the legally valid and binding agreement of such Party, enforceable against such Party in accordance with its terms.

		8.	Miscellaneous.

		(a)	This Agreement, together with the Exhibits hereto,
constitute the complete agreement of the Parties with respect to the subject matters referred to herein and supersede all prior or contemporaneous negotiations, promises, covenants, agreements or representations of every nature whatsoever with respect thereto, all of which have become merged and finally integrated into this Agreement. This Agreement cannot be amended, modified or supplemented except by an instrument in writing executed by the Parties.

		(b)	The Company agrees, at its cost and expense, to
execute and deliver, or to cause to be executed and delivered, all such instruments and to take all such action as the Lenders may reasonably request in order to effectuate the intent and purposes of, and to carry out the terms of this Agreement. The Lenders agree, at the cost and expense of the Company, to execute and deliver, or to cause to be executed and delivered, all such instruments and to take all such action as the Company may reasonably request in order to effectuate the intent and purposes of, and to carry out the terms of this Agreement.

		(c)	It is acknowledged and agreed by the Parties that
money damages would not be a sufficient remedy for any breach of this Agreement by any Party and each non-breaching Party shall be entitled to specific performance and injunctive or other equitable relief as a remedy of such breach, and each Party agrees to waive any requirement for the securing or posting of a bond in connection with such remedy.

		(d)	Wherever possible, each provision of this Agreement
shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement.

		(e)	This Agreement shall become effective upon the
execution and delivery of counterparts hereof by each of the parties listed on the signature pages hereof. This Agreement shall be binding upon and inure to the benefit of the Parties and their respective successors and assigns. The terms and provisions of this Agreement shall be binding upon and inure to the benefit of any assignee or transferee of the New Securities, and in the event of such transfer or assignment, the rights, obligations and privileges herein conferred upon the Lenders shall automatically extend to and be vested in such transferee or assignee, all subject to the terms and conditions hereof. Each Lender agrees not to transfer, assign or participate any interest in or control or authority over all or any part of the New Securities in any manner without the express written assumption by such transferee of the transferors' obligations hereunder. If the transferor has cast a ballot or ballots in favor of the Plan prior to such transfer, the transferee shall simultaneously with such transfer, assignment or participation execute and deliver to the Company an affirmation of such of the ballots as have been previously been delivered by such transferor or a new ballot by such transferee in favor of the Plan. The rights and obligations of the Company, Sunbelt, HMP and Holdings hereunder cannot be assigned without the written consent of all Lenders.

		(f)	This Agreement may be executed in counterparts,
each of which when so executed shall be an original, but all such counterparts shall together constitute but one and the same instrument. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK WITHOUT REGARD TO
ANY CONFLICTS OF LAWS PROVISIONS THEREOF.

		IN WITNESS WHEREOF, the due execution hereof by the respective duly authorized general partner or officer of the undersigned as of the date first written above.

					HUNTWAY PARTNERS, L.P.

					By:	HUNTWAY MANAGING PARTNERS, L.P.,
						its Managing General Partner

						By:	The Huntway Division of
Reprise Holdings, Inc., its
sole General Partner

							By: 	/s/ Juan Y. Forster
								Juan Y. Forster
								President

					By:	HUNTWAY HOLDINGS, L.P.,
						its Special General Partner

						By:	The Huntway Division of
Reprise Holdings, Inc., its
sole General Partner

							By: 	/s/ Juan Y. Forster
								Juan Y. Forster
								President

					SUNBELT REFINING COMPANY, L.P.

					By:  HUNTWAY PARTNERS, L.P.,
						its sole General Partner

						By:  HUNTWAY MANAGING PARTNER,
						L.P., 	its Managing General
Partner

							By:	The Huntway Division of
Reprise Holdings, Inc.,
its sole General Partner

								By: /s/ Juan Y. Forster
									Juan Y. Forster
									President


						By:  HUNTWAY HOLDINGS, L.P.,
							its Special General Partner

							By:	The Huntway Division of
Reprise Holdings, Inc.,
its sole General Partner

								By: /s/ Juan Y. Forster
									Juan Y. Forster
									President



						BANKERS TRUST COMPANY

						By: /s/ Carl O. Roark
							Carl O. Roark
							Managing Director


						MASSACHUSETTS MUTUAL LIFE INSURANCE COMPANY

						By: /s/ Michael L. Klofas
							Michael L. Klofas
							Second Vice President


						MADISON DEARBORN PARTNERS III

						By: /s/ Samuel M. Mencoff
							Samuel M. Mencoff
							General Partner


						HUNTWAY MANAGING PARTNER, L.P.,

						By:	The Huntway Division of
Reprise Holdings, Inc., its
sole
							General Partner

							By: /s/ Juan Y. Forster
								Juan Y. Forster
								President


						HUNTWAY HOLDINGS, L.P.,

						By:	The Huntway Division of
Reprise Holdings, Inc., its
sole
							General Partner

							By: /s/ Juan Y. Forster
								Juan Y. Forster
								President

						FIRST CAPITAL CORPORATION OF CHICAGO


							By: /s/ Marie N. Berggren
								Marie N. Berggren
								Senior Vice President



						OPPENHEIMER & CO, INC., for itself
and as Agent for certain affiliated
entities.


							By: /s/ Janice Stanton
								Janice Stanton


EXHIBIT A


HUNTWAY PARTNERS, L.P.
25129 THE OLD ROAD
SUITE 322
NEWHALL, CA  91381


January 8, 1996


Bankers Trust Company
Massachusetts Mutual Life Insurance Company
Crown Life Insurance Company
Century Life of America
Century Life Insurance Company
Ryback Management Corporation
Madison Dearborn Partners III
First Capital Corporation of Chicago

RE:	Restructuring of Obligations under Collateralized Note
Indenture, Subordinated Note Indenture and Junior
Subordinated Debenture Indenture, each dated as of June
22, 1993 (collectively, the "indentures").

	This term sheet, when fully executed by the parties hereto, shall constitute the agreement in principle by such parties to restructure the obligations (including any warrants) of Huntway Partners, L.P. (the "Company") and Sunbelt Refining Company, L.P. to the addressees listed above in accordance with the following terms and conditions:

1.	Senior Notes	Holders of obligations under the
Collateralized Note Indenture and the
Subordinated Note Indenture (the
"Existing Lenders") will convert their
debt into $23,500,000 of Senior Secured
Notes (the "Senior Secured Notes") to be
comprised of $14,400,000 of funded debt
and $9,100,000 of a Bankers Trust
Industrial Development Bond Letter of
Credit (the "IDB L/C").  Funded debt to
be allocated pro rata to existing
lenders after giving effect to the
retention by Bankers Trust of the IDB
L/C.
		The Company will replace the existing
$17,500,000 letter of credit facility
(the "Crude L/C") with a new letter of
credit facility (the "New Crude L/C")
within one year from the date of
closing.
2.	Interest Rate	12% per year, payable 1/6 first quarter,
1/6 second quarter, 1/3 third quarter
and 1/3 fourth quarter.  All interest
payments due in 1996 will be payable in-
kind with additional Senior Secured
Notes with the first cash interest
payment on the Senior Secured Notes due
March 31, 1997.  Interest on the IDB L/C
portion of the debt to be paid at 12%
less costs relating to the Pinal County
Notes.
3.  Maturity	Ten (10) years from date of closing.
4.	Option Redemption	The Senior Secured Notes will be
redeemable at the Company's option in
whole or in part, upon not less than 30
nor more than 60 days notice, at the
redemption prices (expressed as
percentages of aggregate principal
amount) set forth below plus accrued and unpaid interest thereon to the applicable date of redemption, if redeemed during the 12 month period beginning on the periods indicated below:
		Callable at declining premium according
to the following schedule:

			Year 1		112
			Year 2		109.6
			Year 3		107.2
			Year 4		104.8
			Year 5		102.4
			Year 6		Par

5.	Mandatory Redemption	A.	The Company will pay lenders
all cash in excess of $6,000,000 on
December 31, 1996 by January 15,
1997.  Such cash balance will be
net of funding required for 1996
capital expenditure projects
including equipment outlined in
point 7, Equipment Financing.  Such
capital expenditures in total will
not exceed $4,150,000.  Any payment
made to lenders on January 15, 1997
will reduce required 1998 sinking
fund described in point C below.
		B.	Beginning in 1997, based on fiscal
1997 cash flow, the Company will
pay to the lenders 50% of excess
CDSA (as defined under the present
indenture) using the same
procedures for payment as addressed
under the current indentures.  In
the event the Company converts to
corporate status, the CDSA
definition shall be changed to
reflect CDSA net of corporate
income taxes.
		C.	Commencing in year 3, the company
shall make annual sinking fund
payments on the Senior Secured
Notes in the amount of $2,937,500,
with 40% of such amount to be paid
on or before September 30 and 60%
of such amount to be paid on or
before December 31 of each
applicable year.  The sinking fund
payments in years 3 through 10
shall be increased by an amount
necessary to fully amortize any
outstanding paid-in-kind Senior
Secured Notes over that eight-year
period.
6.	Collateral	Collateral for the IDB L/C and the
Senior Secured Notes will remain as it
currently is in the existing loan and
security documents.  Existing lenders
will allow all current assets to
collateralize the New Crude LC when that
facility is obtained.
7.	Equipment Financing	Existing lenders will allow the Company
to borrow funds to build a 92,000 barrel asphalt tank, extend the storage capacity of two existing asphalt storage tanks by a combined 18,000-19,000 barrels, and build two 5,000 barrel polymer asphalt tanks plus associated hardware at Benicia in 1996 and 1997.
Collateral for the financing of these
new capital expenditures will be only
these new assets themselves.
		The equipment financing to build the two
5,000 barrel polymer asphalt tanks plus
associated hardware will be repaid by
December 31, 1996.  Any amounts not
repaid by December 31, 1996 on the
92,000 barrel asphalt tank, or the two
asphalt extensions or any other
component of the planned 1996 capital
expenditures of $4,150,000 will be
deposited in a separate account at
Bankers Trust to be withdrawn in 1997
only for the purpose of paying off any
remaining amounts due on these 1996
capital projects.

8.	Existing Junior 	The existing Junior Subordinated Notes
will be
Subordinated Note	exchanged for New Subordinated Notes
(the "New Subordinated Notes") in a
principal amount of $2,070,000.  The New
Subordinated Notes will mature 10 years
from the date of closing.  No principal
payments or prepayments will be made on
the New Subordinated Notes until the
Senior Secured Notes are paid in full.
The New Subordinated Notes will pay
interest at a rate of 12% only in units
valued at the then current market price
(mechanics to be discussed).  Any units
issued under this provision will not be
dilutive to equity as described under
number 10, Equity, below.

9.	Covenants	The Company will incorporate as much of
the current indenture as possible except that financial covenant 415b will be eliminated, covenant 422 (Liquidity reserve) will be eliminated and the Company and its lenders will agree on an appropriate covenant 418 (capital expenditure) for future years.

		Lenders will allow an unsecured loan in
1996 not to exceed $2,000,000.  Such
loan must be repaid in full by December
31, 1996.

10.	Equity	50% of the equity of the reorganized
Huntway on a fully-diluted basis.  The
equity to consist of units at no cost
(or shares if the Company converts to
Corporate status).  Existing warrants
held by existing lenders to be retired.

		The New Subordinated Noteholders to
receive 4.4% of the equity of the
reorganized Huntway on a fully-diluted
basis.

		Operating Management of the Company to
own 10% (including the 1,022,000 options already issued) of the equity of the reorganized Huntway on a fully-diluted basis.

		The holders of the Senior Secured Notes
shall not sell or otherwise transfer the equity securities issued to them at closing for 180 days following the closing; provided that the holders of the New Subordinated Notes, the
Company's management and Andre Danesh
(with respect only to his 600,000 unit
finder's fee) shall have agreed not to
sell or otherwise transfer their equity
securities in the Company for such 180-
day period; provided further that on or
before the expiration of the 180-day
period, the equity securities issued at
the closing contemplated hereby shall be registered.

11.	Tax Matters	All aspects of the tax consequences of
the exchange offer, including the tax
treatment relating to the cancellation
of indebtedness and the issuance of the
Senior Secured Notes and the limited
partnership interests, as such
consequences relate to both the Company
and the Existing Lenders (both as to the old debt converted and the new debt and equity received) shall be satisfactory to the Company and the Existing Lenders.
The limited partnership agreement
amendments and the allocations and
capital account balances made in
connection with the consummation of the
exchange offer shall also be
satisfactory to the Existing Lenders.
The parties agree that the Company may
convert to corporate status following
the closing subject to the Existing
Lenders' prior written consent.

12.	Information and Other	The Limited Partnership Agreement
shall be
Rights	amended as to provide the limited
partners (subject to the execution of
appropriate confidentiality agreements)
with rights to information concerning
the Company and its operations requested by the holders of at least 25% of the limited partnership interests and to be consulted as to certain matters specified in the Restructuring
Documents.  In addition, the members of
the Operating Committee shall be
satisfactory to the Existing Lenders (so long as the Existing Lenders hold at least 25% of the limited partnership interests); it being understood that the current members of the Operating
Committee (who are identified on Exhibit
A hereto) are hereby deemed satisfactory to the Existing Lenders. The parties hereto further agree to permit Huntway
Managing Partners, L.P., following the
closing, to transfer its general
partnership interests in the Company to
an entity to be formed by the Company's
management and will consent to such
transfer, provided that such transfer
would not result in the loss of limited
liability of any limited partner, cause
the Company to be treated as a
corporation for federal income tax
purposes or otherwise cause adverse tax
consequences to the Existing Lenders.

13.	Mutual Release	In consideration of the consummation of
the transactions contemplated hereby,
the parties hereto and their respective
partners and other affiliates shall
receive at closing a full release of all pre-closing obligations, liabilities, agreements and claims relating to the Company and its partners and other affiliates.


	The parties to this Term Sheet agree to use their good faith efforts to consummate the transactions contemplated hereby. This Term Sheet is subject to the preparation and execution of definitive documentation satisfactory to the Existing Lenders, the holders of the Junior Subordinated Notes and the Company, containing terms and conditions consistent with the terms and conditions set forth above (the "Restructuring Documents"). This Term Sheet is intended merely as an outline of certain of the material terms of such Restructuring Documents. It does not include descriptions of all of the terms, conditions and other provisions that are to be contained in the definitive documentation relating to the debt and equity securities and instruments described herein and it is not intended to limit the scope of discussion and negotiation of any matters not inconsistent with the specific matters set forth herein.

*   *   *   *   *


	IN WITNESS WHEREOF, the due execution hereof by the respective duly authorized officer of the undersigned as of the date first written above.


	HUNTWAY PARTNERS, L.P.

	By:	HUNTWAY MANAGING PARTNER, L.P.,
		Its Managing General Partner

		By:	The Huntway Division of
Reprise
			Holdings, Inc., Its sole
			General Partner


			By:	/s/ Juan Y. Forster
				Juan Y. Forster
				President and
				Chief Executive Officer

		By:	HUNTWAY HOLDINGS, L.P.,
			Its Special General Partner

			By:	The Huntway Division of
				Reprise Holdings, Inc.,
Its
				Sole General Partner



				By:	/s/ Juan Y. Forster
					Juan Y. Forster
					President and
					Chief Executive Officer

	IN WITNESS WHEREOF, the due execution hereof by the respective duly authorized officer of the undersigned as of the date first written above.


	SUNBELT REFINING COMPANY, L.P.

	By:	HUNTWAY PARTNERS, L.P.,
		Its Sole General Partner

		By:	HUNTWAY MANAGING PARTNER, L.P.
			Its Managing General Partner

			By:	The Huntway Division of
				Reprise Holdings, Inc.,
Its
				Sole General Partner


			By:	/s/ Juan Y. Forster
				Juan Y. Forster
				President and
				Chief Executive Officer

		By:	HUNTWAY HOLDINGS, L.P.,
			Its Special General Partner

			By:	The Huntway Division of
				Reprise Holdings, Inc.,
Its
				Sole General Partner


				By:	/s/ Juan Y. Forster
					Juan Y. Forster
					President and
					Chief Executive Officer

	BANKERS TRUST COMPANY


	By:	/s/ Carl O. Roark
		Carl O. Roark
		Managing Director


	IN WITNESS WHEREOF, the due execution hereof by the respective duly authorized officer of the undersigned as of the date first written above.


	MASSACHUSETTS MUTUAL LIFE
	INSURANCE COMPANY



	By:	/s/ Michael Klofas
		Michael Klofas
		Second Vice President

	CROWN LIFE INSURANCE COMPANY


	By:	/s/ H. E. Stackhouse
H.  E. Stackhouse
AVP, Private Placements



	By:	/s/ Jeff Tiefenbach
		Jeff Tiefenbach
		Inv. Analyst, Bonds


	CENTURY LIFE OF AMERICA
	By:	Century Investment Management Co.


	By:	/s/ Donald Heltner
		Donald Heltner
		Vice President


	CENTURY LIFE INSURANCE COMPANY
	By:	Century Investment Management Co.



	By:	/s/ Donald Heltner
		Donald Heltner
		Vice President

	IN WITNESS WHEREOF, the due execution hereof by the respective duly authorized officer of the undersigned as of the date first written above.


	RYBACK MANAGEMENT CORPORATION, on
	behalf of itself and its nominee(s).


	By:	_____________________________
		Name:
		Title:


	MADISON DEARBORN PARTNERS III


	By:	/s/ Samuel M. Mencoff
		Samuel M. Mencoff


	FIRST CAPITAL CORPORATION OF CHICAGO


	By:	/s/ Harry H. Hallowell
		Harry H. Hallowell
		Vice President

EXHIBIT A


HUNTWAY PARTNERS, L.P.
CURRENT OPERATING COMMITTEE MEMBERS



Juan Y. Forster

Samuel M. Mencoff

Justin S. Huscher

Raymond M. O'Keefe


	EXHIBIT B

	Huntway Partners, L.P.
	Term Sheet for
	Prepackaged Plan of Reorganization


Classification and Treatment of Claims
and Equity Interests Under the Prepackaged Plan:

Administrative Expenses: Allowed administrative expenses under section 503(b) and 507(a)(1) of the Bankruptcy Code are to be paid in full, in cash, on the dates of the Effective Date or the date on which such administrative expenses become allowed, except to the extent the holder agrees to a different treatment; provided, however, that obligations incurred in the ordinary cause of business or assumed by the debtor-in-possession shall be paid in full or be performed by Huntway in the ordinary course of business according to the terms of the obligations.

Priority Tax Claims: Allowed Priority Tax Claims (claims of governmental units entitled to priority under Section 507(a)
(8) of the Bankruptcy Code) are to be paid in full, in cash, on the effective date or as soon thereafter as practicable; provided, however, that at Huntway's option, Huntway may pay such allowed claims plus interest over a period not exceeding six years after date of assessment thereof.

Class 1 - Other Priority Claims: Class 1 consists of claims which are entitled to a priority under 507(a) of the Bankruptcy Code (other than Administrative Expenses or Priority Tax Claims), for example unsecured claims for accrued employee compensation and benefits (not to exceed $4,000 per employee). Allowed Class 1 claims will be paid in full, in cash, on the effective date or as soon thereafter as practicable, except to the extent that the claimholder in such class agrees to a different treatment; provided, however, that Other Priority Claims representing obligations incurred in the ordinary course of business or assumed by the debtor-in-possession shall be paid in full or be performed by Huntway in the ordinary course of business according to the terms of the obligations. Claims in Class 1 are unimpaired and holders of such claims are deemed to have accepted the Prepackaged Plan.

Class 2 - Senior Lenders: Class 2 consists of all of the Claims of the Senior Lenders arising under the Collateralized Note Indenture and Subordinated Note Indenture, including interest, fees, costs and expenses provided thereunder, including post petition interest, fees, costs and expenses pursuant to Section 506(b) of the Bankruptcy Code (the "Senior Lenders Claims"). On the effective date, allowed Class 2 Senior Lender claims will be continuing obligations of Huntway as amended and modified under a Post-Restructuring Indenture containing principal terms and conditions set forth on Exhibit A annexed hereto (the "Consensual Term Sheet"). Class 2 Claims shall be separated into three subclasses. Class 2A Claims shall consist of all of the Senior Lenders Claims of Bankers Trust Company (including with respect to the Subordinated Notes. Class 2B Claims shall consist of all of the Senior Lender Claims (other than those of Bankers Trust Company), to the extent such Claims are allowed secured claims. Class 2C Claims shall consist of the unsecured portion of all Senior Lender Claims (i.e., the allowed amount of such claims that exceeds the value of the collateral securing Huntway's obligations therefor) other than those of Bankers Trust Company. The holder of Class 2A claims shall receive $9,100,000 in unfunded Senior Secured Notes in respect of the IDB L/C and $2,844,344 in funded Senior Secured Notes described in Section 1 of the Consensual Term Sheet. The holders of Class 2B and Class 2C claims will receive their pro rata share of $11,555,656 in funded Senior Secured Notes described in Section 1 of the Consensual Term Sheet. Claims in Classes 2A, 2B and 2C are each impaired by the Prepackaged Plan and holders of claims in such classes are entitled to vote on the Prepackaged Plan in accordance with the Prepackaged Plan and the Voting Instructions contained therein (the "Voting Instructions").

Class 3 - Other Secured Claims: Class 3 consists of secured claims, other than Senior Lender Claims, against Huntway (the "Other Secured Claims") held by an entity, including a creditor holding a judgment with respect to which a lien has been perfected against Huntway, to the extent of the value, pursuant to subsection 506(a) of the Bankruptcy Code, of any interest in property of the estate securing such allowed claim. The legal equitable and contractual rights of the holders of Class 3 claims are unaltered by the Prepackaged Plan and on the effective date, and subject to the requirements of Section 1124(2) of the Bankruptcy Code, the legal, equitable and contractual rights of the holders of Class 3 claims shall be reinstated in full, in accordance with the terms of the prepetition agreements, rights or obligations of Huntway respecting such Class 3 claims; provided, however, that the maturity date or dates of all Other Secured Claims shall be reinstated to the date or dates which existed prior to the date of any acceleration of such Class 3 claims, subject to the legal and equitable rights of the parties with respect to such claims as they existed immediately prior to the filing of the Prepackaged Plan. Class 3 is unimpaired and the holders of claims in Class 3 are not entitled to vote to accept or reject the Prepackaged Plan. No Class 3 claim shall be deemed allowed or not allowed by virtue of the Prepackaged Plan or confirmation of the Prepackaged Plan. Claims in Class 3 are unimpaired and holders of such Claims are deemed to have accepted the Prepackaged Plan.

Class 4 - Unsecured Claims: Class 4 consists of all claims that are not Administrative Expenses, Priority Tax Claims, Other Priority Claims (Class 1), Senior Lender Claims (Class
2), Other Secured Claims (Class 3) or Claims of Holders of Junior Subordinated Notes (Class 5). Unsecured Claims ordinarily consist of trade claims, claims for breach of contract and damage claims. Huntway intends to seek the approval of the Bankruptcy Court, as soon as is practicable after commencement of the Prepackaged Chapter 11 Case, to pay all trade claims and certain undisputed Class 4 Claims in the ordinary course of business. The legal, equitable and contractual rights of the holders of Class 4 Claims are unaltered by the Prepackaged Plan and on the effective date, and subject to the requirements of Section 1124(2) of the Bankruptcy Code, the legal, equitable and contractual rights of the holders of Class 4 claims shall be reinstated in full in accordance with the terms of the prepetition agreements, rights or obligations of Huntway respecting such Class 4 claims; provided, however that the maturity date or dates of all Unsecured claims shall be reinstated to the date or dates which existed prior to the date of any acceleration of such Class 4 claims, subject to the legal and equitable rights of the parties with respect to such Class 4 claims as they existed immediately prior to the filing of the Prepackaged Plan. No Class 4 claim shall be deemed allowed or not allowed by virtue of the Prepackaged Plan or confirmation of the Prepackaged Plan. Claims in Class 4 are unimpaired and holders of such Claims are deemed to have accepted the Prepackaged Plan.

Class 5 - Claims of Holders of Junior Subordinated Notes:
Class 5 consists of all claims of holders of each of the Junior Subordinated Notes. The outstanding aggregate principal amount of the Junior Subordinated Notes was $7,736,907.42 as of December 31, 1995. On the effective date or as soon thereafter as is practicable, a holder of an allowed claim evidenced by a Junior Subordinated Note shall receive, in full and final satisfaction of such holder's Allowed Class 5 claim its pro rated portion of (a) $2,070,000 principal of new Junior Subordinated Notes with terms and conditions described in Section 8 of the Consensual Term Sheet; and (b) 4.4% of Huntway's post-reorganization partnership units on a fully-diluted basis, subject to the exercise of the post-reorganization options issued to Huntway employees in accordance with the Prepackaged Plan. On the effective date, all Junior Subordinated Notes will be cancelled, and the obligations of Huntway represented by such instruments will be completely discharged. Upon receipt by Huntway of a holder's Junior Subordinated Notes, such holder will receive the consideration provided for in the Prepackaged Plan. Claims in Class 5 are impaired under the Prepackaged Plan and holders of allowed Class 5 claims are entitled to vote on the Prepackaged Plan in accordance with the Prepackaged Plan and the Voting Instructions.

Class 6 - Equity Interests of Holders of Warrants: Class 6 consists of all equity interests of holders of Warrants for the purchase of Huntway's partnership units. The Prepackaged Plan provides that each holder of an allowed equity interest in Class 6 will receive on the effective date such holder's pro rata share of 50% of the Huntway Partnership units on a fully-diluted basis, subject to the exercise of the post-reorganization options issued to Huntway employees in accordance with the Prepackaged Plan. Equity interests in Class 6 are impaired and holders of allowed Class 6 equity interests are entitled to vote on the Prepackaged Plan in accordance with the Prepackaged Plan and the Voting Instructions.

Class 7 - Equity Interests of Holders of Partnership Units:
Class 7 consists of all Equity Interests of holders of Partnership Units. The Prepackaged Plan provides that each holder of an allowed equity interest in Class 7 will retain such holder's units from and after the effective date. However, as a result of the issuance to holders of Class 5 Claims of approximately 1,115,077 additional units and of the issuance to holders of Class 6 Claims of 12,671,327 additional units deliverable as of the effective date, the ownership interest in Huntway represented by holders of these units outstanding immediately prior to the effective date will be reduced to approximately 45.6 percent, based on shares outstanding as of the date of filing of the Prepackaged Plan. Equity interests in Class 7 are impaired and holders of allowed Class 7 equity interests are entitled to vote on the Prepackaged Plan in accordance with the Prepackaged Plan and the Voting Instructions.


Class 8 - Equity Interests of Holders of Unit Options:
Class 8 consists of all equity interests of holders of Unit Options. The Prepackaged Plan provides that each holder of an allowed Equity Interest in Class 8 will receive an equal amount of Unit Options from and after the effective date on terms and conditions set forth in the Prepackaged Plan. In addition, in connection with the consummation of the Prepackaged Plan, Huntway will implement a management incentive option plan, pursuant to which Huntway will agree to grant such number of options, which when added to the Unit Options issued to Huntway employees pursuant to the Prepackaged Plan, will result in Huntway employees' ownership immediately after the effective date of 10% of the post-reorganization units on a fully-diluted basis assuming the exercise of all outstanding options. However, as a result of the issuance to Holders of Class 5 Claims of approximately 1,115,077 additional units and of the issuance to the holders of Class 6 Claims of 12,671,327 additional units, the ownership interest in Huntway that would be represented by units receivable upon exercise of the Unit Options would be reduced. Equity interests in Class 8 are impaired and holders of allowed Class 8 equity Interests are entitled to vote on the Prepackaged Plan in accordance with the Prepackaged Plan and the Voting Instructions.

Executory Contracts, Unexpired Leases and Other Obligations

Executory Contracts and Unexpired Leases

The Prepackaged Plan provides that all executory contracts and unexpired leases that exist between Huntway and any person will be assumed. Entry of the Confirmation Order by the Clerk of the Bankruptcy Court will constitute approval of such assumptions pursuant to subsection 365(a) of the Bankruptcy Code. No adequate assurance of future performance (other than promise to perform under the executory contracts and unexpired leases) shall be required pursuant to Section 365(b)(1)(C) of the Bankruptcy Code, unless otherwise ordered by the Bankruptcy Court.

Employment and Compensation Agreements, Plans and Policies

The Prepackaged Plan provides that all employment and severance agreements and policies, and all employee compensation and benefit plans, contracts, agreements, policies, undertakings and programs of Huntway, including, without limitation, savings plans, key employee retention plans, retirement plans, health care plans, disability plans, severance benefit plans, incentive plans, and life and accidental death and dismemberment insurance plans are, except as otherwise provided herein, treated as executory contracts under the Prepackaged Plan and are assumed by Huntway for all purposes.

Retiree Benefits

On and after the effective date, pursuant to Section
1129(a)(13) of the Bankruptcy Code, Huntway will continue to pay all retiree benefits, as that term is defined in Section 1114 of the Bankruptcy Code, at the level established pursuant to subsection (e)(1)(B) or (g) of Section 1114, at any time prior to confirmation of the Prepackaged Plan, for the duration of the period Huntway has obligated itself to provide such benefits.

Collective Bargaining Agreements

Pursuant to Section 1113 of the Bankruptcy Code Huntway will continue to honor its obligations under its collective bargaining agreements after the Prepackaged Case is commenced. The
Prepackaged Plan will not affect or modify Huntway's obligations under those agreements.