Form 10-Q
period 1996-03-31
HUNTWAY PARTNERS L P
filed 1996-05-13
CIK 840335

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended March 31, 1996			    Commission
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








QUARTERLY REPORT ON FORM 10-Q

HUNTWAY PARTNERS, L.P.

For the Quarter Ended March 31, 1996




INDEX



Part I.  Financial Information
Page

	Condensed Consolidated Balance Sheets as
	  of March 31, 1996 and December 31, 1995	3

	Condensed Consolidated Statements of
	  Operations for the Three Months
	  Ended March 31, 1996 and 1995	4

	Condensed Consolidated Statement of
	  Partners' Capital (Deficiency) for the Three Months
	  Ended March 31, 1996	4

	Condensed Consolidated Statements of Cash
	  Flows for the Three Months Ended
	  March 31, 1996 and 1995	5

	Notes to Condensed Consolidated
	  Financial Statements	6

	Management's Discussion and Analysis
	  of Results of Operations and
	  Financial Condition	8


Part II.  Other Information	12

HUNTWAY PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)




                                          			March 31,	 		December 31,
                                          			1996     	 		1995
		                                          	(Unaudited) 	(Audited)
CURRENT ASSETS:

 Cash	                                      	$	2,826     		$	4,304
 Accounts Receivable	                        		5,101      			4,820
 Inventories	                                		5,101      			3,320
 Prepaid Expenses                              		912        			676
 Total Current Assets	                      		13,940     			13,120


PROPERTY - Net	                             		58,687     			58,677


OTHER ASSETS	                                  		902        			780


GOODWILL	                                    		1,801      			1,816


TOTAL ASSETS                              		$	75,330    		$	74,393




CURRENT LIABILITIES:

 Accounts  Payable       	                  	$	8,641    		$	6,582
 Current Portion of Long-Term Obligations	  		94,345    			94,445
 Reserve for Plant Closure	                    		159       			164
 Accrued Interest	                           		2,519     			1,417
 Other Accrued Liabilities	                  		2,049     			1,949
 Total Current Liabilities	                		107,713   			104,557


LONG-TERM OBLIGATIONS	                         		350       			350


PARTNERS' CAPITAL:

 General Partners	                            		(327)     			(305)
 Limited Partners	                         		(32,406)  			(30,209)
 Total Partners' Capital (Deficiency)	     		(32,733)	  		(30,514)
TOTAL LIABILITIES AND

PARTNERS' CAPITAL                         		$	75,330   		$	74,393



HUNTWAY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)
                                       				March 31,			March 31,
                                       				1996     			1995
                                       				Unaudited			Unaudited
SALES	                                   		$	17,209  		$	12,278

COSTS AND EXPENSES:
 Material and Processing Costs		           		16,758   			12,768
    Selling and Administration Expenses		     		866     		1,081
    Interest Expense	                      			1,289    			1,255
    Depreciation and Amortization		           		515      			562

Total Costs and Expenses	                 			19,428   			15,666

NET LOSS                                 			$	2,219   		$	3,388

NET LOSS PER UNIT                         			$	0.19    		$	0.29

LIMITED PARTNER EQUIVALENT
UNITS OUTSTANDING	                        			11,673   			11,673


HUNTWAY PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
(DEFICIENCY)
(in thousands)
                                     					General	    		Limited
                                     					Partners   			Partners	 		Totals
Balance at January 1, 1996		            		$	(305)     		$	(30,209)		$	(30,514)

Net Loss for the Three Months

    Ended March 31, 1996                					(22)       			(2,197)  			(2,219)

Balance at March 31, 1996	             			$	(327)     		$	(32,406)		$	(32,733)

HUNTWAY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

                                         		Three	       		Three
                                         		Months Ended			Months Ended
                                         		March 31,   			March 31,
                                         		1996        			1995
                                         		(Unaudited) 			(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                  	$	(2,219)    		$	(3,388)
 Adjustments to Reconcile Net Loss
 to Net Cash Provided by Operating Activities:

 Interest Expense Paid by the Issuance of Notes			           		596
 Depreciation and Amortization                		515         			562
 Changes in Operating Assets and Liabilities:

 Increase in Accounts Receivable             		(280)       			(278)
 Increase in Inventories                   		(1,747)     			(1,193)
 Increase in Prepaid Expenses                		(239)        			(53)
 Decrease in  Reserves for Plant Closure       		(5)        			(28)
 Increase in Accounts Payable               		2,060         			374
 Increase in Accrued Liabilities            		1,201          			66

NET CASH USED BY OPERATING ACTIVITIES        		(714)     			(3,342)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to Property	                    	(492)      			(107)
    Additions to Other Assets	                	(172)      			(140)

NET CASH USED BY INVESTING ACTIVITIES	        	(664)      			(247)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of Long-term Obligations      		(100)      			(123)

NET CASH USED  BY FINANCING ACTIVITIES       		(100)      			(123)

NET DECREASE IN CASH	                       	(1,478)    			(3,698)

CASH BALANCE - BEGINNING OF PERIOD          		4,304      			5,984

CASH BALANCE - END OF PERIOD               	$	2,826     		$	2,286

INTEREST PAID  IN CASH DURING THE PERIOD     	$	187       		$	682




HUNTWAY PARTNERS, L.P. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	The accompanying condensed consolidated financial statements of Huntway Partners, L.P. and subsidiary as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of such financial statements in accordance with generally accepted accounting principles. The results of operations for an interim period are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Partnership's annual report for the year ended December 31, 1995.

	Crude oil and finished product inventories are stated at cost determined by the last-in, first-out method, which is not in excess of market. For the first quarter of 1996 and 1995, the effect of LIFO was to increase the net loss by $653,000 and to decrease the net loss by $616,000, respectively.

	Inventories at March 31, 1996 and December 31, 1995 were as follows:

                                   			1996    		1995
Finished Products                  		 $3,904 		 $2,295
Crude Oil and Supplies	              	 3,020  		 2,195
                                    		 6,924  		 4,490
Less LIFO Reserve	                  	 (1,823)		 (1,170)

Total                              		 $5,101 		 $3,320

2.  FINANCIAL ARRANGEMENTS

	On December 4, 1995, the Partnership announced that it did not make its scheduled $1,000,000 debt payment due November 30, 1995 and was, therefore, in default under its indenture. At that time, the Partnership was verbally informed by substantially all of its senior lenders that they did not intend to pursue their remedies under the current indenture due to nonpayment while discussions regarding the potential restructuring of the Partnership's indebtedness was continuing. The Partnership also stated that it would not be making any further payments under the current indenture which provided for payment of $5,000,000 in 1996 paid quarterly under a defined formula. As a result, at December 31, 1995 and March 31, 1996, substantially all of the Partnership's outstanding indebtedness was classified as current. These discussions culminated in the April 15, 1996 announcement as described below regarding the potential restructuring of the Partnership's indebtedness.

	On April 15, 1996, the Partnership announced that it had reached agreement with three of its four senior lenders, representing 86% of its senior debt, to restructure its indebtedness over a ten-year period.

The agreement specifies, among other things, that total debt will be reduced from $95.5 million to $25.6 million effective
January 1, 1996. The new debt will carry an interest rate of 12%.

Had this restructuring agreement been in effect during the quarter ended March 31, 1996, interest expense would have been reduced by $454,000 and the net loss for the period would have been $1,765,000. Current liabilities, as of March 31, 1996, would have been $10,849,000, long-term obligations would have been $26,385,000 and Partners' equity would have been $38,076,000.

The agreement also specifies that no cash interest will be paid in 1996 unless cash at December 31, 1996 exceeds $6,000,000. Cash in excess of $6,000,000 at December 31, 1996, net of funding capital expenditures (not to exceed $4,150,000), will be paid to the lenders on January 15, 1997. Such payment will replace, dollar for dollar, required debt amortization in year three and of the agreement. In 1997, the Partnership is obligated to pay cash interest and debt amortization based on 50% of excess cash flow as defined. The agreement also specifies that Huntway can borrow up to an additional $4.2 million in 1996 for plant expansion, working capital and to finance inventory growth. Such short-term borrowings must be fully repaid by December 31, 1996. The Partnership is seeking to obtain this financing.

The Partnership is seeking to obtain the approval of its remaining senior lender to the restructuring agreement. However, if the Partnership is unable to obtain unanimous approval of the agreement, it will consider all alternatives available, including the filing of a "prepackaged" plan of reorganization under the U.S. Bankruptcy Code.

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

If the Partnership is forced to file a prepackaged plan of reorganization, it will seek the court's approval to implement terms of the consensual restructuring plan without unanimous senior lender approval. Under applicable bankruptcy law, a plan of reorganization must be approved by the affirmative vote of 2/3 in dollar amount and 1/2 in number of each class of security holders which is impaired under the plan. The senior debt and the common units will be the only classes of the Partnership's securities that will be impaired under the prepackaged plan. As described above, senior lenders representing 86% in dollar amount and 75% in number have said they would vote for the plan. Management of the Partnership believes that the terms of the prepackaged plan are favorable to the Partnership's existing common unit holders and expects that common unit holders will also approve the prepackaged plan, if a prepackaged reorganization plan is required. If a consensual agreement is arrived at such that a prepackaged reorganization plan is not required, the Partnership will, nevertheless, still seek unitholder approval of the restructuring plan.

At March 31, 1996, the cash position of the Partnership was $2.8 million. In the opinion of management, assuming completion of the debt restructuring (which provides for no principal and interest payments on indebtedness during 1996), cash on hand, together with anticipated cash flow in 1996, will be sufficient to meet Huntway's liquidity obligations for the next 12 to 24 months.

3.  CONTINGENCIES

	On May 19, 1995, during testing pursuant to the closure of a waste water treatment pond, the Partnership discovered that several drums of hazardous materials had been improperly disposed of at the site of the Wilmington refinery. Subsequent geophysical testing to date indicates that approximately 20 to 30 of such drums had been improperly disposed of at the site. The materials had been stored in drums and disposed of under the waste water treatment pond apparently at the time of its construction. The Partnership believes that it has claims against the former owners and operators of the site, as well as the entities involved in the construction of the pond and various insurance carriers which should substantially mitigate the ultimate costs. As of March 31, 1996, the Partnership has paid approximately $38,000 for evaluation and remediation of the contamination and has accrued an additional $287,000. Management does not believe, based upon the information known at this time, that the remediation effort will have a material adverse effect on the Partnership's results of operations or financial position.

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

	A number of uncertainties exist that may affect Huntway's future operations including the possibility of further increases in crude costs that may not be able to be passed on to customers in the form of higher prices. Additionally, crude costs could rise to such an extent that Huntway may not have sufficient letter of credit availability to purchase all the crude it needs to sustain operations to capacity, especially during the summer season. If this occurred, Huntway would be forced to reduce crude purchases which could adversely impact results of operations. The Partnership's primary product is liquid asphalt. Most of Huntway's competitors produce liquid asphalt as a by-product and are of much greater size and have much larger financial resources than the Partnership. Accordingly, the Partnership has in the past, and may have in the future, difficulty raising prices in the face of increasing crude costs.

Three Months Ended March 31, 1996 Compared with the Three Months
Ended March 31, 1995

	The 1996 first quarter net loss was $2,219,000, or 19 cents per unit, versus a 1995 first quarter net loss of $3,388,000, or 29 cents per unit.

	The improvement in results between quarters of $1,169,000 is principally attributable to significantly reduced rainfall in the first quarter of 1996 versus the first quarter of 1995. The first quarter of 1995 was characterized by unseasonably high rainfall which severely curtailed paving asphalt sales and forced the sale of significant amounts of low-margin fuel oil in order to maintain cash flow. Accordingly, sales of paving and other asphalts increased by 140,000 barrels, or 62%, to 365,000 barrels in the first quarter of 1996 from 225,000 barrels in the first quarter of 1995. Fuel oil sales fell in the current quarter by 91,000 barrels to 58,000 barrels from 149,000 barrels in the comparable quarter of 1995. Overall, asphalt sales increased between quarters by 48,000 barrels, or 13%.

	The following table sets forth the effects of changes in price and volume on sales and material and processing costs on the quarter ended March 31, 1996 as compared to the quarter ended
March 31, 1995:

                                   			   			Material &			        		Barrels
                              			Sales	   		Processing 	Net	    	  Sold
			(In Thousands)

Quarter ended March 31, 1995	   	$	12,278 		$	12,768  		$	(490)  		750

    Effect of changes in price	   		2,688   			1,658  			1,030
    Effect of changes in volume	  		2,243   			2,332    			(89)	  	137

Quarter ended March 31, 1996   		$	17,209 		$	16,758   		$	451   		887

As reflected in the table, the net margin between sales and material and processing costs improved from a negative $.65 per barrel for the first quarter of 1995 to $.51 per barrel for the first quarter of 1996. This improvement in net margin of $941,000 is primarily attributable to the Partnership's increased sales of higher margin products due to improved weather conditions in the first quarter of 1996 as compared to the first quarter of 1995 as discussed above. Sales prices averaged $19.40 per barrel for the first quarter of 1996 as compared to $16.37 per barrel for the comparable quarter of 1995, an increase of $3.03, or 19%. This increase in pricing was partially offset by increased material and processing costs which averaged $18.89 and $17.02 for the quarter ended March 31, 1996 and 1995, respectively, an increase of $1.87, or 11%.

	Selling, general and administrative costs decreased $215,000 compared to the first quarter of 1995 as 1996 received the benefit of the recovery of a previously written-off receivable of $70,000 as well as a reduction in professional fees.

	Interest expense and depreciation and amortization expense were generally consistent with the prior year. Interest expense in the first quarter does not reflect the impact of the reduced debt level contemplated in the proposed financial restructuring described in Note 2, "Financial Arrangements". Had the restructuring been completed at the beginning of 1996, first quarter interest expense would have been $835,000 versus $1,289,000 incurred in the first quarter of 1996, or a difference of $454,000, or $.04 per unit.

	Because of the foregoing, as well as other factors affecting the Partnership's operating results, past financial performance should not be considered to be a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Capital Resources And Liquidity

	The primary factors that affect the Partnership's cash requirements and liquidity position are fluctuations in the selling prices of our refined products caused by local market supply and demand factors, including public and private demand for road construction and improvement as well as demand for diesel fuel and gasoline, as well as fluctuations in the cost of crude oil which is impacted by a myriad of market factors, both foreign and domestic. In addition, capital expenditure requirements, including costs to maintain compliance with environmental regulations as well as debt service requirements, also impact the Partnership's cash needs.

	In the first three months of 1996, operating activities consumed $714,000 in cash primarily resulting from the period's net loss of $2,219,000 offset by non-cash items of $515,000. Seasonal increases in accounts receivable and inventory of $2,027,000 were financed by similar seasonal increases in accounts payable which increased by $2,060,000. Prepaid expenses increased by $239,000 primarily due to turnaround costs. Accrued interest increased by $1,102,000 as interest continues to accrue under the existing debt agreement until the proposed debt restructuring is completed as described below.

	Investing activities consumed $664,000 during the first three months of 1996 primarily for refinery equipment and deposits.

	Financing activities consumed $100,000 in the first three months of 1996 pursuant to a 1993 settlement with the State of Arizona.

	In comparison, through the first three months of 1995, operating activities consumed $3,342,000 in cash primarily resulting from the period's net loss of $3,388,000 offset by non-cash items of $1,158,000. Inventory and accounts receivable increased by $1,471,000 through the first quarter of 1995 due to higher seasonal factors. These items were offset by increased accounts payable of only $374,000 due to lower crude purchases in March of 1995 due to heavy rainfall and lower sales. Accrued interest increased by only $66,000 as the Partnership made its scheduled debt payment on March 31, 1995 of $500,000 in cash and $596,000 in notes.

	Investing activities consumed $247,000 during the first quarter of 1995 primarily for refinery equipment.

	Financing activities consumed an additional $123,000 in the first quarter of 1995 consisting primarily of principal payments on the priority secured notes.

As described below, the Partnership has reached an agreement in principle with three of its four senior lenders, representing 86% of its senior debt, to restructure its indebtedness over a ten-year period. The Partnership has also reached agreement with the holders of its junior subordinated debt on the restructuring plan described below.

On April 15, 1996, the Partnership announced that it had reached an agreement in principle to restructure its indebtedness with its current lenders. The agreement, which is subject to final documentation and unitholder approval, will reduce total indebtedness from $95.5 million at December 31, 1995 to $25.6 million effective January 1, 1996. Under the agreement, the new debt will carry an interest rate of 12%. The new debt will mature ten years from date of closing, or December 31, 2005, and will amortize ratably over years three through ten of the agreement. No cash interest will be paid in 1996 unless cash at December 31, 1996 exceeds $6,000,000.
Cash in excess of $6,000,000 at December 31, 1996 net of funding capital expenditures (not to exceed $4,150,000) will be paid to the lenders on January 15, 1997. Such payment will replace, dollar for dollar, required debt amortization in year three of the agreement. In 1997, the Partnership is obligated to pay cash interest and debt amortization based on 50% of excess cash flow as defined. The agreement also specifies that Huntway can borrow up to an additional $4.2 million in 1996 for plan expansion, working capital and to finance inventory growth. Such short-term borrowings must be fully repaid by December 31, 1996. The Partnership is currently in the process of seeking to obtain this financing.

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

The Partnership has been seeking to negotiate with its the one remaining uncommitted senior lender (representing 14% of the senior debt) to secure its agreement to the restructuring plan reached with the other senior lenders. Presently, the Partnership has been unable to secure this lender's approval of the restructuring plan. The Partnership has pursued and continues to pursue the agreement of this remaining senior lender to the consensual restructuring plan.

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

If a prepackaged joint plan of reorganization is required, it will require substantial resources, both in terms of professional fees and management time, and could create additional uncertainty, which effects would adversely affect operating results.

If the Partnership is forced to file a prepackaged plan of reorganization, it will seek the court's approval to implement terms of the consensual restructuring plan without unanimous senior lender approval. Under applicable bankruptcy law, a plan of reorganization must be approved by the affirmative vote of 2/3 in dollar amount and 1/2 in number of each class of security holders which is impaired under the plan. The senior debt and the common units will be the only classes of the Partnership's securities that will be impaired under the prepackaged plan. As described above, senior lenders, representing 86% in dollar amount and 75% in number, have said they would vote for the plan. Management of the Partnership believes that the terms of the prepackaged plan are favorable to the Partnership's existing common unit holders and expects that common unit holders will also approve the prepackaged plan, if required. If a consensual agreement is arrived at such that a prepackaged reorganization plan is not required, the Partnership will, nevertheless, still seek unitholder approval of the restructuring plan.

The Partnership's current debt agreement provides for a $17,500,000 letter of credit facility (LC). The facility provides for crude purchases, hedging and other activities. Fees for this facility are 2% on the face amount of any letter of credit issued up to an aggregate of $14,500,000 and 3% on the face amount of any letter of credit issued above that amount.

The Partnership believes its current level of letter of credit facilities are sufficient to guarantee requirements for crude oil purchases, collateralization of other obligations and for hedging activities at current crude price levels. However, due to the volatility in the price of crude oil, there can be no assurance that these facilities are adequate. If crude oil prices continue to increase, the Partnership would be required to reduce its crude oil purchases which would adversely impact profitability.





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

Item 5.  Other Information

     	None.

Item 6. Exhibits and Reports on Form 8-K

		(a) Exhibits

			None

		(b) Reports on Form 8-K

			None



SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 1996.


										HUNTWAY PARTNERS, L.P.
          (Registrant)




        			By:	/S/ Warren J. Nelson
	 										   Warren J. Nelson
											    Executive Vice President
											    and Chief Financial Officer
											    (Principal Accounting Officer)