Form 10-Q
period 1996-06-30
HUNTWAY PARTNERS L P
filed 1996-08-13
CIK 840335

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended June 30, 1996			    Commission
File Number 1-10091



HUNTWAY PARTNERS, L.P.
(Exact Name of Registrant as Specified in its Charter)

 Delaware                                 					      36-3601653
 (State or Other Jurisdiction of               		 (I.R.S. Employer
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








QUARTERLY REPORT ON FORM 10-Q

HUNTWAY PARTNERS, L.P.

For the Quarter Ended June 30, 1996




INDEX



Part I.  Financial Information
Page

	Condensed Consolidated Balance Sheets as
	  of June 30, 1996 and December 31, 1995	3

	Condensed Consolidated Statements of
	  Operations for the Three and Six Months
	  Ended June 30, 1996 and 1995	4

	Condensed Consolidated Statement of
	  Partners' Capital (Deficiency) for the Six Months
	  Ended June 30, 1996	4

	Condensed Consolidated Statements of Cash
	  Flows for the Six Months Ended
	  June 30, 1996 and 1995	5

	Notes to Condensed Consolidated
	  Financial Statements	6

	Management's Discussion and Analysis
	  of Results of Operations and
	  Financial Condition	9


Part II.  Other Information	15


HUNTWAY PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)





                                          			June 30,    	 		December 31,
                                          			1996	         		1995
                                          			(Unaudited)  			(Audited)
CURRENT ASSETS:

Cash	                                       	$	2,735       		$	4,304

Accounts Receivable	                         		6,079        			4,820
Inventories	                                 		6,150        			3,320
Prepaid Expenses	                              		929          			676
Total Current Assets		                       	15,893       			13,120


PROPERTY - Net		                             	59,279       			58,677


OTHER ASSETS                                			1,078         			780


GOODWILL	                                    		1,787       			1,816


TOTAL ASSETS	                              	$	78,037     		$	74,393

CURRENT LIABILITIES:

Accounts  Payable                         		$ 	8,815     		$ 	6,582
Current Portion of Long-Term	               		94,345      			94,445
  Obligations

Reserve for Plant Closure	                     		155        			164
Accrued Interest	                            		3,669      			1,417
Other Accrued Liabilities		                   	2,185      			1,949
Total Current Liabilities	                 		109,169    			104,557


LONG-TERM OBLIGATIONS	                         		350       			350


PARTNERS' CAPITAL:

General Partners	                             		(315)     			(305)
Limited Partners		                          	(31,167)  			(30,209)
Total Partners' Capital		                   	(31,482)  			(30,514)
  (Deficiency)

TOTAL LIABILITIES AND

PARTNERS' CAPITAL	                        	$	78,037   		$	74,393


HUNTWAY PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

                  				Three Months			Three Months			Six Months			Six Months
                  				Ended        		Ended       			Ended     			Ended
                  				June 30,    			June 30,    			June 30,  			June 30,
                  				1996        			1995        			1996	      		1995
                  				Unaudited   			Unaudited   			Unaudited 			Unaudited
SALES		              	$	26,099     		$	21,061     		$	43,308   		$	33,339

COSTS AND EXPENSES:

 Material and
 Processing Costs	   			22,076     			20,527      			38,834    			33,366
 Selling and Administration
 Expenses		              		924        			915      	 		1,790     			1,924
 Interest Expense	    			1,316      			1,300       			2,605     			2,555
 Depreciation and
 Amortization          				532        			605 	      		1,047     			1,168

Total Costs and Expenses24,848     			23,347 	     		44,276    			39,013

NET INCOME (LOSS)	   		$	1,251    		$	(2,286)      		$	(968)  		$	(5,674)

NET INCOME (LOSS)
PER UNIT            			$ 	0.11    		$ 	(0.20)      		$ (0.08)	 	$ 	(0.49)

LIMITED PARTNER EQUIVALENT

UNITS OUTSTANDING			   	11,673     			11,673      			11,673   			11,673

HUNTWAY PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
(DEFICIENCY)
(in thousands)

                                 			  		General  			Limited
                                   					Partners 			Partners		 	Totals
Balance at January 1, 1996		          		$	(305)	   	$	(30,209)		$	(30,514)

Net Loss for the Six Months
			 Ended June 30, 1996			               		(10)      			(958)    			(968)

Balance at June 30, 1996	            			$	(315)  		$	(31,167)		$	(31,482)

HUNTWAY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)


	                                               	Six	         		Six
                                               		Months Ended			Months Ended
                                               		June 30,	    		June 30,
                                               		1996        			1995
                                               		(Unaudited) 			(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                        	$	(968)      		$	(5,674)
Adjustments to Reconcile Net Loss
to Net Cash Provided by Operating Activities:

Interest Expense Paid by the Issuance of Notes	      	0        			1,692
Depreciation and Amortization                   		1,047        			1,168
Changes in Operating Assets and Liabilities:

Increase in Accounts Receivable	                	(1,259)	      		(2,558)
Increase in Inventories	                        	(2,783)	      		(1,037)
Increase in Prepaid Expenses                     		(253)         			(48)
Decrease in  Reserves for Plant Closure	            	(9)         			(28)
Increase in Accounts Payable	                    	2,233        			3,418
Increase in Accrued Liabilities                 		2,488          			190

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	  	496       			(2,877)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property                          		(1,570)        			(150)
Additions to Other Assets	                        	(395)        			(147)

NET CASH USED BY INVESTING ACTIVITIES          		(1,965)        			(297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Long-term Obligations               		(100)	       		(242)


NET CASH USED  BY FINANCING ACTIVITIES 	          	(100)       			(242)

NET DECREASE IN CASH                           		(1,569)     			(3,416)

CASH BALANCE - BEGINNING OF PERIOD              		4,304       			5,984


CASH BALANCE - END OF PERIOD                   	$	2,735     		$	2,568

INTEREST PAID  IN CASH DURING THE PERIOD	       $  	353 	    	$  	887



HUNTWAY PARTNERS, L.P. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	The accompanying condensed consolidated financial statements of Huntway Partners, L.P. and subsidiary as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of such financial statements in accordance with generally accepted accounting principles. The results of operations for an interim period are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Partnership's annual report for the year ended December 31, 1995.

	Crude oil and finished product inventories are stated at cost determined by the last-in, first-out method, which is not in excess of market. For the first half of 1996 and 1995, the effect of LIFO was to increase the net loss by $490,000 and $618,000, respectively. For the second quarter of 1996 and 1995, the effect of LIFO was to increase net income by $161,000 and to increase the net loss by $304,000, respectively.

	Inventories at June 30, 1996 and December 31, 1995 were as follows:

                                      			1996          		1995
Finished Products	                     	 $4,379,000   		 $2,295,000
Crude Oil and Supplies	                 	 3,431,000    		 2,195,000
                                       		 7,810,000    		 4,490,000
Less LIFO Reserve		                      (1,660,000)  		 (1,170,000)

Total                                 		 $6,150,000   		 $3,320,000

2.  FINANCIAL ARRANGEMENTS

	On December 4, 1995, the Partnership announced that it did not make its scheduled $1,000,000 debt payment due November 30, 1995 and was, therefore, in default under its indenture. At that time, the Partnership was verbally informed by substantially all of its senior lenders that they did not intend to pursue their remedies under the current indenture due to nonpayment while discussions regarding the potential restructuring of the Partnership's indebtedness was continuing. The Partnership also stated that it would not be making any further payments under the current indenture which provided for payment of $5,000,000 in 1996 paid quarterly under a defined formula. As a result, at December 31, 1995 and June 30, 1996, substantially all of the Partnership's outstanding indebtedness was classified as current.

	On April 15, 1996, the Partnership announced that it had reached agreement with four of its five senior lenders, representing 86% of its senior debt, to restructure its indebtedness over a ten-year period.

The agreement specifies, among other things, that total debt will be reduced from $95,500,000 to $25,600,000 effective January
1, 1996.  The new debt will carry an interest rate of 12%.

Had this restructuring agreement been in effect during the three and six month periods ended June 30, 1996, interest expense would have been reduced by $470,000 and $924,000, respectively. Net income for the second quarter of 1996 would have been $1,721,000 and the net loss for the first half of 1996 would have been $44,000. Current liabilities, as of June 30, 1996, would have been $11,864,000, long-term obligations would have been $25,950,000 and Partners' equity would have been $38,458,000.

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

	Although a majority of the Partnership's senior lenders and all of the Partnership's junior lenders have agreed to enter into an out-of-court consensual restructuring on the terms set forth above, consummation of the Consensual Restructuring Agreement requires that all of the Partnership's senior lenders affected thereby agree to its terms and the Partnership has been unable to obtain the consent of one of the Partnership's senior lenders (representing 14% of its outstanding senior indebtedness) to the Consensual Restructuring Agreement. Accordingly, the Partnership has determined that reorganization under the federal bankruptcy laws pursuant to a Prepackaged Plan is the only available alternative to achieve the beneficial effects of the Restructuring Agreement.

	On July 24, 1996, the Partnership announced that it had filed a Consent Solicitation Disclosure Statement and related consent materials with the Securities and Exchange Commission and will be seeking Unitholder approval of the restructuring on such terms. The partnership anticipates that it will distribute definitive consent solicitation materials to common unitholders promptly following the applicable SEC review period. Any such prepackaged plan will provide for the continuing and timely payment in full of all of the partnership's obligations to suppliers, other trade creditors and employees under normal trade terms.

At June 30, 1996, the cash position of the Partnership was $2,735,000. In the opinion of management, assuming completion of the debt restructuring (which provides for no principal and interest payments on indebtedness during 1996), cash on hand, together with anticipated future cash flows, will be sufficient to meet Huntway's liquidity obligations for the next 12 to 24 months.

3.  CONTINGENCIES

	On May 19, 1995, during testing pursuant to the closure of a waste water treatment pond, the Partnership discovered that several drums of hazardous materials had been improperly disposed of at the site of the Wilmington refinery. Subsequent geophysical testing to date indicated that approximately 20 to 30 of such drums had been improperly disposed of at the site. The materials had been stored in drums and disposed of under the waste water treatment pond apparently at the time of its construction. The Partnership has expended approximately
$120,000 for evaluation and remediation of the contamination. Of this amount, approximately $75,000 has been recovered from the former owners and operators of the site, as well as the entities involved in the construction of the pond. Management does not believe, based upon the information known at this time, that any additional costs will be incurred.

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

Three Months Ended June 30, 1996 Compared with the Three Months
Ended June 30, 1995

	Second quarter 1996 net income was $1,251,000, or $.11 per unit, versus a 1995 second quarter net loss of $2,286,000, or $.20 cents per unit.

	The improvement in results between quarters of $3,537,000 is principally attributable to significantly higher light-product margins as well as significantly reduced rainfall in the second quarter of 1996 versus the second quarter of 1995. Prices for Huntway's light-end products rose in the second quarter commensurate with the dramatic rise in wholesale gasoline and diesel prices in California. This increase was the result of production disruptions and inventory shortages of California
Phase II fuels. All of the first half of 1995 was characterized by unseasonably high rainfall which severely curtailed paving asphalt sales and forced the sale of significant amounts of low-margin fuel oil in order to maintain cash flow. No fuel oil sales occurred in the current quarter as compared to 60,000 barrels in the comparable quarter of 1995. Sales of paving and other asphalts decreased by 7,000 barrels, or 1%, to 576,000 barrels in the second quarter of 1996 from 583,000 barrels in the second quarter of 1995. This nominal decline is the result of project timing in Northern California and a temporary loss of market share in Southern California as certain competitors have declined to raise asphalt prices commensurate with the rise in crude costs.
Overall, sales of asphalt-based products decreased between quarters by 67,000 barrels, or 10%.

	The following table sets forth the effects of changes in price and volume on sales and material and processing costs on the quarter ended June 30, 1996 as compared to the quarter ended
June 30, 1995:

				                                          		Material &			     	 	Barrels
                                  			Sales		   	Processing			Net	  	 Sold
			(In Thousands)

Quarter ended June 30, 1995	        	$	21,061  		$	20,527   	$ 	534  	1,137

    Effect of changes in price		       	4,668    			1,188 		 	3,480
    Effect of changes in volume	      		  370    	   	361       		9     20

Quarter ended June 30, 1996	        	$	26,099   	$	22,076 		$	4,023 		1,157


As reflected in the table, the net margin between sales and material and processing costs improved from $.47 per barrel for the second quarter of 1995 to $3.48 per barrel for the second quarter of 1996. This improvement in net margin of $3,489,000 is primarily attributable to the Partnership's significantly improved margin on light products in the second quarter as wholesale gasoline and diesel prices rose dramatically due to shortages of California Phase II fuels. Asphalt margins also improved due to improved weather conditions in the second quarter of 1996 as compared to the second quarter of 1995 as discussed above. Overall, sales prices averaged $22.56 per barrel for the second quarter of 1996 as compared to $18.52 per barrel for the comparable quarter of 1995, an increase of $4.04, or 22%. This increase in pricing was partially offset by increased material and processing costs which averaged $19.08 and $18.05 for the quarters ended June 30, 1996 and 1995, respectively, an increase of $1.03, or 6%.

	Selling, general and administrative costs were comparable to the second quarter of 1995 increasing by $9,000.

	Depreciation and amortization fell to $532,000 in the second quarter of 1996 from $605,000 in the comparable quarter of 1995 reflecting reduced depreciation of the Sunbelt refinery subsequent to its write down in 1995. Interest expense was generally consistent with the prior year. Interest expense in the second quarter does not reflect the impact of the reduced debt level contemplated in the proposed financial restructuring described in Note 2, "Financial Arrangements". Had the restructuring been completed at the beginning of 1996, second quarter interest expense would have been $846,000 versus
$1,316,000 incurred in the first quarter of 1996, a difference of $470,000, or $.04 per unit.

	Because of the foregoing, as well as other factors affecting the Partnership's operating results, past financial performance should not be considered to be a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.


Six Months Ended June 30, 1996 Compared with the Six Months Ended
June 30, 1995

	The 1996 first half net loss was $968,000, or $.08 per unit, versus a 1995 first half net loss of $5,674,000, or $.49 per unit.

	The improvement in results between periods of $4,706,000 is principally attributable to improved light-end prices and better asphalt margins resulting from lower levels of rainfall in the first half of 1996 versus the first half of 1995. The first half of 1995 was characterized by unseasonably high rainfall which severely curtailed paving asphalt sales and forced the sale of significant amounts of low-margin fuel oil in order to maintain cash flow. Accordingly, sales of paving and other asphalts increased by 146,000 barrels, or 18%, to 955,000 barrels in the first half of 1996 from 809,000 barrels in the first half of 1995. Fuel oil sales fell in the current period by 209,000 barrels to 58,000 barrels from 267,000 barrels in the comparable period of 1995. Overall, sales of asphalt-based products decreased by 63,000 barrels, or 6%. Additionally, as previously discussed, light product margins in the first half of 1996 were substantially improved over the first half of 1995.

	The following table sets forth the effects of changes in price and volume on sales and material and processing costs on the six months ended June 30, 1996 as compared to the six months ended June 30, 1995:

                             					         	Material &	     		  		Barrels
                               			Sales	  		Processing			Net  	  	Sold
			(In Thousands)


Six months ended June 30, 1995 		$	33,339 		$	33,366 	  	$	(27) 		1,887

    Effect of changes in price   			7,195   			2,692  			4,503
    Effect of changes in volume		  	2,774   			2,776     			(2)  		157

Six months ended June 30, 1996  	$	43,308 		$	38,834 		$	4,474 		2,044


As reflected in the table, the net margin between sales and material and processing costs improved from a negative $.01 per barrel for the first half of 1995 to $2.19 per barrel for the first half of 1996. This improvement in net margin of $4,501,000 is primarily attributable to improved light-end gross profit and improved asphalt gross profit due to improved weather conditions in the first half of 1996 as compared to the first half of 1995 as discussed above. Sales prices averaged $21.19 per barrel for the first half of 1996 as compared to $17.67 per barrel for the comparable quarter of 1995, an increase of $3.52, or 20%. This increase in pricing was partially offset by increased material and processing costs which averaged $19.00 and $17.68 for the six months ended June 30, 1996 and 1995, respectively, an increase of $1.32, or 7%.

	Selling, general and administrative costs decreased $134,000 compared to the first half of 1995 primarily as a result of the recovery of a previously written-off accounts receivable.

	Depreciation and amortization fell to $1,047,000 in the first half of 1996 versus $1,168,000 in the comparable period of 1995 primarily as a result of reduced depreciation of the Sunbelt refinery subsequent to its write down in 1995. Interest expense was generally consistent with the prior year. Interest expense in the first half does not reflect the impact of the reduced debt level contemplated in the proposed financial restructuring described in Note 2, "Financial Arrangements". Had the restructuring been completed at the beginning of 1996, first half interest expense would have been $1,681,000 versus $2,605,000 incurred in the first half of 1996, a difference of $924,000, or $.08 per unit.

	Because of the foregoing, as well as other factors affecting the Partnership's operating results, past financial performance should not be considered to be a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Capital Resources And Liquidity

	The primary factors that affect the Partnership's cash requirements and liquidity position are fluctuations in the selling prices of refined products caused by local market supply and demand factors, including public and private demand for road construction and improvement as well as demand for diesel fuel and gasoline, as well as fluctuations in the cost of crude oil which is impacted by a myriad of market factors, both foreign and domestic. In addition, capital expenditure requirements, including costs to maintain compliance with environmental regulations as well as debt service requirements, also impact the Partnership's cash needs.

	In the first six months of 1996, operating activities provided $496,000 in cash. The period's net loss of $968,000 was offset by non-cash items of $1,047,000. Seasonal increases in accounts receivable and inventory of $4,042,000 were financed by a similar seasonal increase in accounts payable of $2,233,000. Prepaid expenses increased by $253,000 primarily due to turnaround costs. Accrued interest increased by $2,252,000 as interest continues to accrue under the existing debt agreement until the proposed debt restructuring is completed as described below. In comparison, during the first half of 1995, operating activities consumed $2,877,000 in cash primarily resulting from the period's net loss of $5,674,000 offset by non-cash items of $2,860,000. Seasonal increases in accounts receivable and inventories of $3,595,000 were financed by similar seasonal increases in accounts payable and accrued liabilities which increased by $3,608,000.

	Investing activities consumed $1,965,000 during the first six months of 1996 primarily for refinery equipment including new polymer facilities and tankage for our Benicia refinery. During the first half of 1995, investing activities consumed $297,000 primarily for refinery equipment and deposits.

	Financing activities consumed $100,000 in the first six months of 1996 pursuant to a 1993 settlement with the State of Arizona. In the first half of 1995, financing activities consumed $242,000 primarily for reduction in the capital lease obligation.

As described below, the Partnership has reached an agreement in principle with four of its five senior lenders, representing 86% of its senior debt, to restructure its indebtedness over a ten-year period. The Partnership has also reached agreement with the holders of its junior subordinated debt on the restructuring plan described below.

On April 15, 1996, the Partnership announced that it had reached an agreement in principle to restructure its indebtedness with its current lenders. The agreement, which is subject to final documentation and unitholder approval, will reduce total indebtedness from $95,500,000 at December 31, 1995 to $25,600,000 effective January 1, 1996. Under the agreement, the new debt will carry an interest rate of 12%. The new debt will mature ten years from date of closing, or December 31, 2005, and will amortize ratably over years three through ten of the agreement. No cash interest will be paid in 1996 unless cash at December 31, 1996 exceeds $6,000,000. Cash in excess of $6,000,000 at
December 31, 1996 net of funding capital expenditures (not to exceed $4,150,000) will be paid to the lenders on January 15, 1997. Such payment will replace, dollar for dollar, required debt amortization in year three of the agreement. In 1997, the Partnership is obligated to pay cash interest and debt amortization based on 50% of excess cash flow as defined.

The Partnership will issue approximately 13.8 million new units to its lenders, including approximately 1.1 million to its junior noteholders as part of this transaction. The Partnership currently has approximately 11.6 million units outstanding. Additionally, the Partnership will retire approximately 3.9 million warrants previously distributed to its lenders. After the transaction, new warrants to acquire approximately 1.1 million units will be outstanding with an exercise price of $.50 a unit. The agreement also specifies that management will be issued options to acquire units representing 10% of the fully-diluted equity of the Partnership (inclusive of options already issued) at an exercise price of $.50 per unit.

	Although a majority of the Partnership's senior lenders and all of the Partnership's junior lenders have agreed to enter into an out-of-court consensual restructuring on the terms set forth above, consummation of the Consensual Restructuring Agreement requires that all of the Partnership's senior lenders affected thereby agree to its terms and the Partnership has been unable to obtain the consent of one of the Partnership's senior lenders (representing 14% of its outstanding senior indebtedness) to the Consensual Restructuring Agreement. Accordingly, the Partnership has determined that reorganization under the federal bankruptcy laws pursuant to a Prepackaged Plan is the only available alternative to achieve the beneficial effects of the Restructuring Agreement and permit the Company to continue to operate as a going concern and to preserve the Unitholders' investment in the Partnership.

	On July 24, 1996, the Partnership announced that it had filed a Consent Solicitation Disclosure Statement and related consent materials with the Securities and Exchange Commission and will be seeking Unitholder approval of the restructuring on such terms. The partnership anticipates that it will distribute definitive consent solicitation materials to common unitholders promptly following the applicable SEC review period. Any such prepackaged plan will provide for the continuing and timely payment in full of all of the partnership's obligations to suppliers, other trade creditors and employees under normal trade terms.

Under applicable bankruptcy law, a plan of reorganization must be approved by the affirmative vote of 2/3 in dollar amount and 1/2 in number of each class of security holder which is impaired under the plan. Senior debt holders, junior subordinated debt holders, equity interests of holders of common units, equity interests of warrant holders, equity interests of holders of existing unit options and general partner interests will be impaired under the prepackaged plan. As described above, senior lenders, representing 86% in dollar and 80% in number, have said they would vote for the plan. Management of the Partnership believes that the terms of the prepackaged plan are favorable to the Partnership's existing common units and expects that common unit holders will also approve the prepackaged plan.

The Partnership's current debt agreement provides for a $17,500,000 letter of credit facility (LC). The facility provides for crude purchases, hedging and other activities. Fees for this facility are 2% on the face amount of any letter of credit issued up to an aggregate of $14,500,000 and 3% on the face amount of any letter of credit issued above that amount. Under the terms of the proposed future restructuring agreement, a new letter of credit facility will be made available to the Partnership (under similar terms as the existing facility) for one year following the closing of the current proposed restructuring.

The Partnership believes its current level of letter of credit facilities are sufficient to guarantee requirements for crude oil purchases, collateralization of other obligations and for hedging activities at current crude price levels. However, due to the volatility in the price of crude oil, there can be no assurance that these facilities are adequate. If crude oil prices were to increase, the Partnership may be required to reduce its crude oil purchases which would adversely impact profitability.

At June 30, 1996, the cash position of the Partnership was $2,735,000. In the opinion of management, assuming completion of the debt restructuring (which provides for no principal and interest payments on indebtedness during 1996), cash on hand, together with anticipated future cash flows, will be sufficient to meet Huntway's liquidity obligations for the next 12 to 24 months.




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

Item 2.  Changes in Securities

	Not applicable.

Item 3.  Defaults Upon Senior Securities

	The Partnership is in default of certain of its indebtedness. See Note 2 to the financial statements included in this report.

Item 4.  Submission of Matters to a Vote of Security Holders

	None.

Item 5.  Other Information

     	None.

Item 6. Exhibits and Reports on Form 8-K

		(a) Exhibits

			None

		(b) Reports on Form 8-K

			None



SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 1996.


										HUNTWAY PARTNERS, L.P.
      										                (Registrant)




        			By:	/S/ Warren J. Nelson
	 										   Warren J. Nelson
											    Executive Vice President
											    and Chief Financial Officer
											    (Principal Accounting Officer)