Form 10-Q
period 1996-09-30
HUNTWAY PARTNERS L P
filed 1996-11-14
CIK 840335

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended September 30, 1996
Commission File Number 1-10091



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








QUARTERLY REPORT ON FORM 10-Q

HUNTWAY PARTNERS, L.P.

For the Quarter Ended September 30, 1996




INDEX



Part I.  Financial Information
Page

	Condensed Consolidated Balance Sheets as
	  of September 30, 1996 and December 31, 1995	3

	Condensed Consolidated Statements of
	  Operations for the Three and Nine Months
	  Ended September 30, 1996 and 1995	4

	Condensed Consolidated Statement of
	  Partners' Capital (Deficiency) for the Nine Months
	  Ended September 30, 1996	4

	Condensed Consolidated Statements of Cash
	  Flows for the Nine Months Ended
	  September 30, 1996 and 1995	5

	Notes to Condensed Consolidated
	  Financial Statements	6

	Management's Discussion and Analysis
	  of Results of Operations and
	  Financial Condition	8


Part II.  Other Information	14



HUNTWAY PARTNERS, L.P.


CONDENSED CONSOLIDATED BALANCE SHEETS


(in thousands)


                                       	September 30,	   		December 31,
                                     			1996	 	           	1995
                                     			(Unaudited)     			(Audited)
CURRENT ASSETS:

Cash	                                  	$	4,381          		$	4,304

Accounts Receivable	                    		8,398 	          		4,820
Inventories		                            	4,224           			3,320
Prepaid Expenses	                         		782             			676
Total Current Assets	                  		17,785          			13,120

PROPERTY - Net		                        	59,513          			58,677

OTHER ASSETS	                           		1,381             			780

GOODWILL	                               		1,773           			1,816

TOTAL ASSETS                         		$	80,452         		$	74,393

CURRENT LIABILITIES:

Accounts  Payable	                     	$	8,814         		$	6,582
Current Portion of Long-Term
Obligations                           			94,345         			94,445
Accrued Interest		                       	4,712          			1,417
Other Accrued Liabilities		              	2,274          			2,113
Total Current Liabilities		            	110,145        			104,557

LONG-TERM OBLIGATIONS                    			350            			350

PARTNERS' CAPITAL:

General Partners                        			(300)          			(305)
Limited Partners		                     	(29,743)       			(30,209)
Total Partners' Capital (Deficiency)		 	(30,043)		       	(30,514)
TOTAL LIABILITIES AND
PARTNERS' CAPITAL                    		$	80,452        		$	74,393


HUNTWAY PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)
              				Three Months			Three Months			Nine Months			Nine Months
              				Ended	       		Ended	       		Ended       		Ended
              				Sept. 30,	   		Sept. 30,   			Sept. 30,  			Sept. 30,
              				1996        			1995        			1996       			1995
              				Unaudited   			Unaudited	   		Unaudited  			Unaudited
SALES		          	$	30,829     		$	27,345     		$	74,137    		$	60,684

COSTS AND EXPENSES:

Material and
Processing Costs				26,636      			24,301     			65,471     			57,667
Selling and
Administration
Expenses           				906         			895     	 		2,696      			2,818
Interest Expense		 		1,310       			1,328      			3,833      			3,884
Depreciation and
Amortization		       		620         			661      			1,666 	     		1,829

Total Costs and
Expenses		        		29,472      			27,185     			73,666     			66,198

NET INCOME (LOSS) 	$	1,357        		$	160       		$	471    		$	(5,514)

NET INCOME (LOSS)
PER UNIT		         	$	0.12       		$	0.01      		$	0.04     		$	(0.47)

LIMITED PARTNER EQUIVALENT

UNITS OUTSTANDING			11,673      			11,673     			11,673     			11,673

HUNTWAY PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
(DEFICIENCY)

(in thousands)

                                       					General 			Limited
                                       					Partners			Partners			Totals
Balance at January 1, 1996		              		$	(305)  		$	(30,209) $	(30,514)

Net Income for the Nine Months

    Ended September 30, 1996			                		5        			466     			471

Balance at September 30, 1996	           			$	(300)  		$	(29,743) $	(30,043)

HUNTWAY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

                                             		Nine        			Nine
                                             		Months Ended			Months Ended
                                          	   	September 30, 	September 30,
                                             		1996        			1995
                                             		(Unaudited) 			(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)                             	$   	471     		$	(5,514)
Adjustments to Reconcile Net Loss
to Net Cash Provided by Operating Activities:

Interest Expense Paid by the Issuance of Notes	      	0       			1,692
Depreciation and Amortization	                   	1,666       			1,829
Changes in Operating Assets and Liabilities:
Increase in Accounts Receivable	                	(3,578)     			(5,830)
Decrease/(Increase) in Inventories               		(924)        			428
Decrease/(Increase) in Prepaid Expenses	          	(110)         			94
Increase in Accounts Payable                    		2,232       			2,546
Increase in Accrued Liabilities                 		3,456 	      		1,151

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES		3,213      			(3,604)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property                          		(2,293)	       		(186)
Additions to Other Assets	                        	(743)       			(108)

NET CASH USED BY INVESTING ACTIVITIES	          	(3,036)       			(294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Long-term Obligations	               	(100)       			(365)

NET CASH USED  BY FINANCING ACTIVITIES 	          	(100)       			(365)

NET INCREASE/(DECREASE) IN CASH                    		77      			(4,263)

CASH BALANCE - BEGINNING OF PERIOD	              	4,304       			5,984

CASH BALANCE - END OF PERIOD                   	$	4,381      		$	1,721

INTEREST PAID  IN CASH DURING THE PERIOD         	$	275      		$	1,114



HUNTWAY PARTNERS, L.P. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	The accompanying condensed consolidated financial statements of Huntway Partners, L.P. and subsidiary as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements in accordance with generally accepted accounting principles. The results of operations for an interim period are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Partnership's annual report for the year ended December 31, 1995.

	Crude oil and finished product inventories are stated at cost determined by the last-in, first-out method, which is not in excess of market. For the first nine months of 1996 and 1995, the effect of LIFO was to increase the net loss by $590,000 and $1,020,000, respectively. For the third quarter of 1996 and 1995, the effect of LIFO was to decrease net income by $100,000 and to increase net income by $616,000, respectively.

	Inventories at September 30, 1996 and December 31, 1995 were as follows:

                                       			1996	        	1995
Finished Products	                      	 $1,846,000 		 $2,295,000
Crude Oil and Supplies		                   4,138,000  		 2,195,000
                                        		 5,984,000  		 4,490,000
Less LIFO Reserve                      		 (1,760,000)		 (1,170,000)

Total                                  		 $4,224,000 		 $3,320,000

2.  FINANCIAL ARRANGEMENTS

	On December 4, 1995, the Partnership announced that it did not make its scheduled $1,000,000 debt payment due November 30, 1995 and was, therefore, in default under its indenture. At that time, the Partnership was verbally informed by substantially all of its senior lenders that they did not intend to pursue their remedies under the current indenture due to nonpayment while discussions regarding the potential restructuring of the Partnership's indebtedness was continuing. The Partnership also stated that it would not be making any further payments under the current indenture which provided for payment of $5,000,000 in 1996 paid quarterly under a defined formula. As a result, at December 31, 1995 and September 30, 1996, substantially all of the Partnership's outstanding indebtedness was classified as current. The amount of contractual interest not paid at September 30, 1996 was $3,296,000.


	On April 15, 1996, the Partnership announced that it had reached agreement with four of its five senior lenders, representing 86% of its senior debt, to restructure its indebtedness over a ten-year period. These discussions culminated in the April 15, 1996 announcement described below regarding the restructuring of the Partnership's debt.

The agreement specifies, among other things, that total debt will be reduced from $95,500,000 to $25,570,000 effective January
1, 1996.  The new debt will carry an interest rate of 12%.

Had this restructuring agreement been in effect during the three and nine month periods ended September 30, 1996, interest expense would have been reduced by $430,000 and $1,272,000, respectively.

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

	To that end, the Partnership prepared a Consent Solicitation Disclosure Statement and related consent materials for distribution to its unitholders and other affected parties. On October 11, 1996, the Partnership announced that the Consent Solicitation Disclosure Statement and related consent materials had been declared effective by the Securities and Exchange Commission and that it had begun seeking Unitholder and lender approval of the restructuring on such terms. On November 12, 1996, the Partnership announced that, having obtained the requisite approval of its lenders, warrant and equity holders, it had filed the prepackaged plan in U.S. Bankruptcy Court in Wilmington, Delaware. During the solicitation period, which expired on November 7, 1996, ballots representing approximately
86 percent of senior debt, 100 percent of junior debt, 100 percent of warrant holders and 98.6 percent of the unitholders who cast votes, voted in favor of the plan. Slightly over 84 percent of total units outstanding cast votes on the plan.

	The court, acting on the Partnership's first-day motions, has granted authority to pay prepetition obligations to employees, suppliers and other trade creditors in the ordinary course of business and to maintain all employee salaries, wages and benefit programs as they existed prior to the filing. In addition, an interim order was issued that grants the company immediate access to its cash collateral. The company was authorized to obtain on an interim basis up to $17.5 million in letters of credit under a new letter of credit facility. Accordingly, this prepackaged filing does not impact the Company's trade creditors, suppliers or employees as it provides for the continuing and timely payment in full of all of Huntway's obligations to suppliers, other trade creditors and employees under normal terms.

	Hearings have been scheduled on December 12, 1996 to consider approval of Huntway's disclosure statement and solicitation procedures and to consider confirmation of the prepackaged plan.

At September 30, 1996, the cash position of the Partnership was $4,381,000. In the opinion of management, assuming completion of the debt restructuring (which provides for no principal and interest payments on indebtedness during 1996), cash on hand, together with anticipated future cash flows, will be sufficient to meet Huntway's liquidity obligations for the next 12 to 24 months.

3.  CONTINGENCIES

	The Partnership is party to a number of lawsuits and other proceedings arising out of the ordinary course of its business. While the results of such lawsuits and proceedings cannot be predicted with certainty, management does not expect that the ultimate liability, if any, will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Partnership.

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

Three Months Ended September 30, 1996 Compared with the Three
Months Ended September 30, 1995

	Third quarter 1996 net income was $1,357,000, or $.12 per unit, versus 1995 third quarter net income of $160,000, or $.01 cents per unit.

	The improvement in results between quarters of $1,197,000 is principally attributable to significantly higher light-product margins offset to a small extent by lower asphalt margins. Prices for Huntway's light-end products rose in the third quarter commensurate with increases in wholesale gasoline and diesel prices in California. These increases were partially the result of production disruptions at a number of large California refineries and inventory shortages of California Phase II fuels. Sales of paving and other asphalt products increased by 57,000 barrels, or 7%, to 841,000 barrels in the third quarter of 1996 from 784,000 barrels in the third quarter of 1995. This increase is the result of project timing in Northern California as several projects were shifted from the second quarter of 1996 to the third quarter.

	The following table sets forth the effects of changes in price and volume on sales and material and processing costs on the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995:

                                       					  	Material &	  			     	Barrels
                                  			Sales		  	Processing 	Net	     	Sold
	                                  		(In Thousands)
Quarter ended September 30, 1995	   	$	27,345 		$	24,301 		$	3,044 		1,384

    Effect of changes in price		       	3,030   			1,931  			1,098
    Effect of changes in volume	        		454 	    		404     			51    		23

Quarter ended September 30, 1996	   	$	30,829 		$	26,636 		$	4,193 		1,407

As reflected in the table, the net margin between sales and material and processing costs improved from $2.20 per barrel for the third quarter of 1995 to $2.98 per barrel for the third quarter of 1996. This improvement in net margin of $1,149,000 is primarily attributable to the Partnership's significantly improved margin on light products in the third quarter as wholesale gasoline and diesel prices rose primarily due to refinery outages in California and shortages of California Phase II fuels. Asphalt margins declined by 11% due to intense competitive pressures, particularly in the Southern California market. Over all, sales prices averaged $21.91 per barrel for the third quarter of 1996 as compared to $19.76 per barrel for the comparable quarter of 1995, an increase of $2.15, or 11%. This increase in pricing was partially offset by increased material and processing costs which averaged $18.93 and $17.56 for the quarters ended September 30, 1996 and 1995, respectively, an increase of $1.37, or 8%.

	Selling, general and administrative costs were comparable to the second quarter of 1995 increasing by $11,000.

	Depreciation and amortization fell to $620,000 in the second quarter of 1996 from $661,000 in the comparable quarter of 1995 reflecting reduced depreciation of the Sunbelt refinery subsequent to its write down in 1995. Interest expense was generally consistent with the prior year.
Interest expense in the third quarter does not reflect the impact of the reduced debt level contemplated in the proposed financial restructuring described in Note 2, "Financial Arrangements". Had the restructuring been completed at the beginning of 1996, third quarter interest expense would have been approximately $880,000 versus $1,310,000 incurred in the third quarter of 1996, a difference of $430,000, or $.03 per unit.

	Because of the foregoing, as well as other factors affecting the Partnership's operating results, past financial performance should not be considered to be a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.


Nine Months Ended September 30, 1996 Compared with the Nine
Months Ended September 30, 1995

	The 1996 nine month net income was $471,000, or $.04 per unit, versus a 1995 nine month net loss of $5,514,000, or $.47 per unit.

	The improvement in results between periods of $5,985,000 is principally attributable to improved light-product margins in the second and third quarter and, to a lesser extent, lower levels of rainfall in the first half of 1996 versus the first half of 1995. Refinery outages in California and resultant disruptions to the supply of CARB Phase II fuels as well as well as speculative pressures on clean fuels generally caused light product prices and refinery margins to be significantly improved in the second and third quarters as compared to 1995. The first half of 1995 was characterized by unseasonably high rainfall which severely curtailed paving asphalt sales and forced the sale of significant amounts of low-margin fuel oil in order to maintain cash flow. Fuel oil sales fell in the current nine month period by 209,000 barrels to 58,000 barrels from 267,000 barrels in the comparable period of 1995. Sales of other asphalt-based products increased by 201,000 barrels, or 13%, as compared to the comparable period of 1995, primarily due to better weather.

	The following table sets forth the effects of changes in price and volume on sales and material and processing costs on the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995:

                                          					   	Material &				     	Barrels
                                     			Sales		   	Processing Net	     	Sold
                                     			(In Thousands)

Nine months ended September 30, 1995	  	$	60,684 		$	57,667 		$	3,017 		3,271

    Effect of changes in price		         	10,114   			4,631  			5,483
    Effect of changes in volume          		3,339   			3,173    			166  	 	180

Nine months ended September 30, 1996	  	$	74,137 		$	65,471 		$	8,666 		3,451

As reflected in the table, the net margin between sales and material and processing costs improved from a negative $.92 per barrel for the first nine months of 1995 to $2.51 per barrel for the first nine months of 1996. As discussed above, this improvement in net margin of $5,649,000 is primarily attributable to improvement in light-product margins and increased sales of higher margin asphalt products due to improved weather conditions in the first half of 1996 as compared to the first half of 1995. Sales prices averaged $21.48 per barrel for the first nine months of 1996 as compared to $18.55 per barrel for the comparable quarter of 1995, an increase of $2.93, or 16%. This increase in average sales price was partially offset by increased material and processing costs which averaged $18.97 and $17.63 for the nine months ended September 30, 1996 and 1995, respectively, an increase of $1.34, or 8%.

	Selling, general and administrative costs decreased
$122,000 compared to the first half of 1995 primarily as a result of the recovery of a previously written-off accounts receivable.

	Depreciation and amortization fell to $1,666,000 in the first half of 1996 versus $1,829,000 in the comparable period of 1995 primarily as a result of reduced depreciation of the Sunbelt refinery subsequent to its write down in 1995.
Interest expense was generally consistent with the prior year. Interest expense for the period does not reflect the impact of the reduced debt level contemplated in the proposed financial restructuring described in Note 2, "Financial Arrangements". Had the restructuring been completed at the beginning of 1996, nine months interest expense would have been approximately $2,561,000 versus $3,833,000 incurred in the first nine months of 1996, a difference of $1,272,000, or $.11 per unit.

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

	In the first nine months of 1996, operating activities provided $3,213,000 in cash. The period's net income of $471,000 plus depreciation and amortization of $1,666,000 provided $2,137,000 in cash. Seasonal increases in accounts receivable and inventory of $4,502,000 were partially financed by a similar seasonal increase in accounts payable of $2,232,000. Accrued liabilities increased by $3,456,000 as interest continues to accrue under the existing debt agreement until the proposed debt restructuring is completed as described below. Prepaid expenses consumed $110,000 primarily due to turnaround costs. In comparison, during the first nine months of 1995, operating activities consumed $3,604,000 in cash primarily resulting from the period's net loss of $5,514,000 offset by non-cash items of $3,521,000. Seasonal increases in accounts receivable and inventories of $5,402,000 were financed by similar seasonal increases in accounts payable and accrued liabilities which increased by $3,697,000. Changes in prepaid expenses provided an additional $94,000.

	Investing activities consumed $3,036,000 during the first nine months of 1996 primarily for refinery equipment including new modified asphalt facilities and tankage for our Benicia refinery. During the first nine months of 1995, investing activities consumed $294,000 primarily for refinery equipment and deposits.

	Financing activities consumed $100,000 in the first nine months of 1996 pursuant to a 1993 settlement with the State of Arizona. In the first nine months of 1995, financing activities consumed $365,000 primarily for reduction in the capital lease obligation.

As described below, the Partnership has reached an agreement in principle with four of its five senior lenders, representing 86% of its senior debt, to restructure its indebtedness over a ten-year period. The Partnership has also reached agreement with the holders of its junior subordinated debt on the restructuring plan described below.

On April 15, 1996, the Partnership announced that it had reached an agreement in principle to restructure its indebtedness with its current lenders. The agreement, which is subject to final documentation and unitholder approval, will reduce total indebtedness from $95,500,000 at December 31, 1995 to $25,570,000 effective January 1, 1996. Under the agreement, the new debt will carry an interest rate of 12%. The new debt will mature ten years from date of closing, or December 31, 2005, and will amortize ratably over years three through ten of the agreement. No cash interest will be paid in 1996 unless cash at December 31, 1996 exceeds $6,000,000. Cash in excess of $6,000,000 at December 31, 1996 net of funding capital expenditures (not to exceed $4,150,000) will be paid to the lenders on January 15, 1997. Such payment will replace, dollar for dollar, required debt amortization in year three of the agreement. In 1997, the Partnership is obligated to pay cash interest and debt amortization based on 50% of excess cash flow as defined.

The Partnership will issue 12,671,327 new units to its lenders, including 1,115,077 to its junior note holders, as part of this agreement. The Partnership currently has 11,556,250 units outstanding. Accordingly, after the restructuring is completed, 25,342,654 units will be outstanding. In addition, as part of the agreement, the Company will issue options to acquire 3,415,850 common units and will retire options to acquire 1,022,000 common units and will retire warrants for the purchase of 3,340,757 units. Options to acquire 546,059 common units will remain outstanding. Accordingly, on a fully-diluted basis, total common units and unit equivalents outstanding will increase from 16,465,066 to 29,304,563.

	Although a majority of the Partnership's senior lenders and all of the Partnership's junior lenders have agreed to enter into an out-of-court consensual restructuring on the terms set forth above, consummation of the Consensual Restructuring Agreement requires that all of the Partnership's senior lenders affected thereby agree to its terms. The Partnership has been unable to obtain the consent of one of the Partnership's senior lenders (representing 14% of its outstanding senior indebtedness) to the Consensual Restructuring Agreement. Accordingly, the Partnership has determined that reorganization under the federal bankruptcy laws pursuant to a Prepackaged Plan is the only available alternative to achieve the beneficial effects of the Restructuring Agreement and permit the Company to continue to operate as a going concern and to preserve the Unitholders' investment in the Partnership.

	To that end, the Partnership prepared a Consent Solicitation Disclosure Statement and related consent materials for distribution to its unitholders and other affected parties. On October 11, 1996, the Partnership announced that the Consent Solicitation Disclosure Statement and related consent materials had been declared effective by the Securities and Exchange Commission and that it had begun seeking Unitholder and lender approval of the restructuring on such terms. On November 12, 1996, the Partnership announced that, having obtained the requisite approval of its lenders, warrant and equity holders, it had filed the prepackaged plan in U.S. Bankruptcy Court in Wilmington, Delaware. During the solicitation period, which expired on November 7, 1996, ballots representing approximately 86 percent of senior debt, 100 percent of junior debt, 100 percent of warrant holders and
98.6 percent of the unitholders who cast votes, voted in favor of the plan. Slightly over 84 percent of total units outstanding cast votes on the plan.

	The court, acting on the Partnership's first-day motions, has granted authority to pay prepetition obligations to employees, suppliers and other trade creditors in the ordinary course of business and to maintain all employee salaries, wages and benefit programs as they existed prior to the filing. In addition, an interim order was issued that grants the company immediate access to its cash collateral. The company was authorized to obtain on an interim basis up to $17.5 million in letters of credit under a new letter of credit facility. Accordingly, this prepackaged filing does not impact the Company's trade creditors, suppliers or employees as it provides for the continuing and timely payment in full of all of Huntway's obligations to suppliers, other trade creditors and employees under normal terms.

	Hearings have been scheduled on December 12, 1996 to consider approval of Huntway's disclosure statement and solicitation procedures and to consider confirmation of the prepackaged plan.

Under applicable bankruptcy law, a plan of reorganization must be approved by the affirmative vote of 2/3 in dollar amount and 1/2 in number of each class of security holder which is impaired under the plan. Senior debt holders, junior subordinated debt holders, equity interests of holders of common units, equity interests of warrant holders, equity interests of holders of existing unit options and general partner interests will be impaired under the prepackaged plan. As described above, senior lenders, representing 86% in dollar and 80% in number, have voted for the plan. The common unit holders have also approved the prepackaged plan.

The Partnership's current debt agreement provides for a $17,500,000 letter of credit facility (LC). The facility provides for crude purchases, hedging and other activities. Fees for this facility are 2% on the face amount of any letter of credit issued up to an aggregate of $14,500,000 and 3% on the face amount of any letter of credit issued above that amount. Under the terms of the proposed future restructuring agreement, a new letter of credit facility will be made available to the Partnership (under similar terms as the existing facility) for one year following the closing of the current proposed restructuring. A similar letter of credit agreement is in place for the pendancy of the proceedings in U.S. Bankruptcy Court.

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

At September 30, 1996, the cash position of the Partnership was $4,381,000. In the opinion of management, assuming completion of the debt restructuring (which provides for no principal and interest payments on indebtedness during
1996), cash on hand, together with anticipated future cash flows, will be sufficient to meet Huntway's liquidity obligations for the next 12 to 24 months.




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

	None.

Item 5.  Other Information

     	None.

Item 6. Exhibits and Reports on Form 8-K

		(a) Exhibits

			10.58 Debtor in Possession Letter of Credit and Reimbursement Agreement

		(b) Reports on Form 8-K

			None



SIGNATURES


	Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 1996.


										HUNTWAY PARTNERS, L.P.

(Registrant)



            By:/s/ Warren J. Nelson
	 										   Warren J. Nelson
											    Executive Vice President
											    and Chief Financial Officer
											    (Principal Accounting Officer)


	DEBTOR-IN-POSSESSION

	LETTER OF CREDIT

	AND

	REIMBURSEMENT AGREEMENT



		This DEBTOR-IN-POSSESSION LETTER OF CREDIT AND REIMBURSEMENT AGREEMENT is dated as of November 12, 1996 and is entered into by and between HUNTWAY PARTNERS, L.P., a Delaware limited partnership ("Huntway"), as debtor and debtor in possession, and BANKERS TRUST COMPANY ("Bankers").

		WHEREAS, on November 12, 1996 (the "Petition Date"), Huntway commenced chapter 11 Case No. 96-_________ (the
"Chapter 11 Case"), by filing a voluntary petition for relief under the chapter 11 of title 11 of the United States Code
(the "Bankruptcy Code") with the United States Bankruptcy
Court for the District of Delaware (the "Court");

		WHEREAS, Huntway continues to operate its business and manage its properties as debtor in possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code;

		WHEREAS, Huntway, Sunbelt Refining Company, L.P., a Delaware limited Partnership ("Sunbelt") and Bankers are party to that certain Letter of Credit and Reimbursement Agreement dated as of June 22, 1993 (the "Prepetition Letter of Credit
Agreement");

		WHEREAS, as of the Petition Date approximately
$17,095,000 in aggregate stated amount of letters of credit
(exclusive of the IDB Letter of Credit) were outstanding under the Prepetition Letter of Credit Agreement;

		WHEREAS, Huntway is a party to that certain
Collateralized Note Indenture (the "Collateralized Note Indenture") dated as of June 22, 1993, with Fleet National Bank of Massachusetts (formerly known as Shawmut Bank, N.A.), as Indenture Trustee, and that certain Subordinated Note Indenture (the "Subordinated Note Indenture") dated as of June 22, 1993, with Fleet National Bank of Massachusetts (formerly known as Shawmut Bank Connecticut N.A.), as Indenture Trustee;

		WHEREAS, as of the Petition Date, the Debtor was indebted to the certain lenders (the "Secured Lenders") under the Collateralized Note Indenture and the Subordinated Note Indenture and the notes issued pursuant thereto in the principal amount of approximately $86,765,297 plus accrued and unpaid interest (such amounts, together with all other fees, charges, costs and expenses due to the Secured Lenders under the Collateralized Note Indenture, the Subordinated Note Indenture, the notes issued pursuant thereto and the Prepetition Letter of Credit Agreement being the "Prepetition Secured Obligations");

		WHEREAS, Huntway's obligations to the Secured Lenders are secured by liens against substantially all of Huntway's real and personal property and the security interests in favor of the Secured Lenders were duly and validly preferred more than one year before the Petition Date;

		WHEREAS, Huntway has an immediate need for the ability to have letters of credit issued for its account (or to have the expiration date of Existing Letters of Credit extended) in order to obtain crude oil inventory, to secure its obligations under crude oil hedging agreements and to finance other activities necessary for the continuance of its business during the pendency of the Chapter 11 Case;

		WHEREAS, it would be futile for Huntway to seek to obtain sufficient unsecured credit or to incur sufficient unsecured debt, including debt with respect to which a claim for any amount remaining unpaid by Huntway would be allowable as an administrative expense pursuant to sections 364(a) and
(b) and section 503(b) of the Bankruptcy Code, from any other source sufficient to continue its business operations;

		WHEREAS, Huntway has requested Bankers to extend postpetition credit to Huntway consisting letters of credit in an aggregate stated amount not to exceed $17,500,000 at any time (including the aggregate stated amount of the Existing Letters of Credit, other than the IDB Letter of Credit), and Bankers has agreed to do so, pursuant to the terms and conditions set forth herein and in the Orders; and

		WHEREAS, Huntway has agreed to secure the Obligations (as hereinafter defined) with liens and security interests on all of its real and personal property assets in accordance with sections 364(c)(2) and (3) and section 364(d) of the Bankruptcy Code, and Huntway acknowledges and agrees that the Obligations shall constitute allowed administrative expense claims having priority over any and all administrative expenses of the kind specified in sections 503(b) and 507(b) of the Bankruptcy Code, except for certain fees owing to court-approved professionals and the U.S. Trustee as more fully described in Section 2.09;

		NOW, THEREFORE, in consideration of the premises and in order to induce Bankers to maintain and issue Letters of Credit and extend the maturity date of the Existing Letters of Credit, the parties hereto agree as follows:


		ARTICLE I
	DEFINITIONS

		SECTION 1.01.	Definitions.  Unless otherwise
indicated in this Agreement, the capitalized terms used herein shall have the following meanings:

		"Affiliate," as applied to any Person, means any other Person directly or indirectly controlling, controlled by, or under common control with, that Person.
For purposes of this definition, "control" (including with correlative meaning, the terms "controlling,"
"controlled by" and "under common control with"), as applied to any Person, means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of that Person, whether through the ownership of voting securities or memberships or by contract or otherwise.

		"Agreement" means this Debtor-in-Possession Letter of Credit and Reimbursement Agreement as it may be amended, supplemented or otherwise modified from time to time.

		"Bankers" has the meaning set forth in the intro-ductory paragraph of this Agreement.

		"Bankruptcy Code" has the meaning assigned to it in the recital paragraphs hereof.

		"Base Rate" means, for any day, the rate of interest per annum equal to the greater of (a) the rate announced by Bankers from time to time as its prime lending rate for domestic commercial loans (such rate not necessarily being the lowest rate which Bankers charges to a borrower or group of borrowers) in effect on such day and
(b) (i) the rate on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published for such day (or, if such day is not a Business Day, the next succeeding
Business Day) by the Federal Reserve Bank of New York, or
(ii) if such rate is not so published for any day which is a Business Day, the average of the quotations for such day on such transactions received by Bankers from three
Federal funds brokers of recognized standing selected by it plus in each case specified in (i) and (ii) .50% per annum, each change in the Base Rate to be effective as of the opening of business on the day such change occurs.
If for any reason Bankers shall have determined that it is unable to ascertain the rate on overnight Federal funds transactions, including, without limitation, the inability or failure of Bankers to obtain sufficient bids or publications in accordance with the terms hereof, the Base Rate shall be the prime lending rate of Bankers until the circumstances giving rise to such inability no longer exist.

		"Business Day" means a day which is not (i) a Saturday, Sunday or legal holiday under the laws of the State of New York or (ii) any other day on which banking institutions in the State of New York or in any jurisdiction in which the office of Bankers at which drawings under any Letter of Credit must be presented are authorized or required to be closed.

		"Capital Lease," as applied to any Person, means any lease of any property (whether real, personal or mixed) by that Person as lessee that, in conformity with GAAP, is accounted for as a capital lease on the balance sheet of that Person.

		"Cash Collateral Order" means (i) the Interim Agreed Order Authorizing Use of Cash Collateral by Debtor in
Possession and Granting Replacement Liens and Other
Adequate Protection in the form attached as Exhibit D with any modifications approved by Bankers entered in the Chapter 11 Case after an interim hearing under Bankruptcy
Rule 4001(b)(2) and (ii) the Final Agreed Order
Authorizing Use of Cash Collateral by Debtor in
Possession and Granting Replacement Liens and Other
Adequate Protection entered in the Chapter 11 Case after a final hearing.

		"Chapter 11 Case" has the meaning assigned to it in the recital clauses hereof.

		"Collateral" means all the real and personal property of Huntway on which a Lien exists to secure the Obligations pursuant to the Orders.

		"Collateralized Note Indenture" has the meaning assigned to it in the recital clauses hereof.

		"Commitment" means the Letter of Credit Commitment and the IDB Letter of Credit Commitment.

		"Commitment Termination Date" means the earliest of
(i) the ninetieth day after the Petition Date; (ii) the date that Bankers elects pursuant to Section 6.02 to terminate Huntway's right to have Letters of Credit issued for its account; (iii) the date that is 30 days after the Petition Date, if neither the Interim Order nor the Final Order has been entered by the Court by such date; (iv) in the event the Interim Order is entered in accordance with the foregoing clause (iii), the date that is 60 days after the Petition Date if the Final Order has not been entered by the Court by such date; and (v) the date the Reorganization Plan becomes effective.

		"Contingent Obligation," as applied to any Person, means any direct or indirect liability, contingent or otherwise, of that Person (i) with respect to any Indebtedness, lease, dividend or other obligation of another if the primary purpose or intent thereof by the Person incurring the Contingent Obligation is to provide assurance to the obligee of such obligation of another that such obligation of another will be paid or discharged, or that any agreements relating thereto will be complied with, or that the holders of such obligation will be protected (in whole or in part) against loss in respect thereof, (ii) with respect to any letter of credit issued for the account of that Person or as to which that Person is otherwise liable for reimbursement of drawings, or (iii) under any interest rate swap agreement, interest rate cap agreement, interest rate collar or similar agreement or any foreign exchange agreement or forward purchase contract or similar agreement. Contingent Obligations shall include, without limitation, (a) the direct or indirect guaranty, endorsement (otherwise than for collection or deposit in the ordinary course of business), co-making, discounting with recourse or sale with recourse by such Person of the obligation of another, (b) the obligation to make take-or-pay or similar payments if required regardless of non-performance by any other party or parties to an agreement and (c) any liability of such Person for the obligation of another through any agreement (contingent or otherwise) (x) to purchase, repurchase or otherwise acquire such obligation or any security therefor, or to provide funds for the payment or discharge of such obligation (whether in the form of loans, advances, stock purchases, capital contributions or otherwise) or (y) to maintain the solvency or any balance sheet item, level of income or financial condition of another if, in the case of any agreement described under subclauses (x) or (y) of this sentence, the primary purpose or intent thereof is as described in the preceding sentence. The amount of any Contingent Obligation shall be equal to the amount of the obligation so guaranteed or otherwise supported or, if less, the amount to which such Contingent Obligation is specifically limited.

		"Court" shall have the meaning assigned to it in the recital clauses hereof.

		"Crude Supply Subfacility" has the meaning set forth in Section 2.01D.

		"Designated Officer" means, with respect to Huntway and Sunbelt, the president, chief financial officer or controller of Huntway.

		"Effective Date" means the date on which the conditions to the effectiveness of this Agreement set forth in Section 3.01 are satisfied.

		"Employee Benefit Plan" means any employee benefit plan within the meaning of Section 3(3) of ERISA that is maintained for employees of Huntway or any ERISA
Affiliate of Huntway.

		"Environmental Claim" means any written accusation, allegation, notice of violation, claim, demand, abatement order or other order or direction (conditional or otherwise) by any governmental authority or any Person for any damage, including, without limitation, personal injury (including sickness, disease or death), tangible or intangible property damage, contribution, indemnity, indirect or consequential damages, damage to the environment, nuisance, pollution, contamination or other adverse effects on the environment, or for fines, penalties or restrictions, in each case relating to, resulting from or in connection with Hazardous Materials and relating to Huntway, any of its Subsidiaries, any of their respective Affiliates or any Facility.

		"Environmental Laws" means all statutes, ordinances, orders, rules, regulations or decrees and similar provisions having the force and effect of law relating to
(i) environmental matters, including, without limitation, those relating to fines, injunctions, penalties, damages, contribution, cost recovery compensation, losses or injuries resulting from the Release or threatened Release of Hazardous Materials, (ii) the generation, use, storage, transportation or disposal of Hazardous
Materials, or (iii) occupational safety and health, industrial hygiene, land use or the protection of human, plant or animal health or safety, in any manner applicable to Company or any of its Subsidiaries or any or their respective properties, including, without limitation, the Comprehensive Environmental Response,
Compensation, and Liability Act (42 U.S.C. 9601 et seq.), the Hazardous Materials Transportation Act (49
U.S.C. 1801 et seq.), the Resource Conservation and Recovery Act (42 U.S.C. 6901 et seq.), the Federal
Water Pollution Control Act ( 33 U.S.C. 1251 et seq.), the Clean Air Act (42 U.S.C. 7401 et seq.), the Toxic
Substances Control Act (15 U.S.C.  2601 et seq.), the
Federal Insecticide, Fungicide and Rodenticide Act (7
U.S.C. 136 et seq.), the Occupational Safety and Health
Act (29 U.S.C. 651 et seq.) and the Emergency Planning and Community Right-to-Know Act (42 U.S.C. 11001 et seq.), each as amended or supplemented, and any analogous future or present local, state and federal statutes and regulations promulgated pursuant thereto, each as in effect as of the date of determination.

		"ERISA" means the Employee Retirement Income Security Act of 1974, as amended and any successor statute.

		"ERISA Affiliate," as applied to any Person, means
(i) any corporation that is a member of a controlled group of corporations within the meaning of
Section 414(b) of the Internal Revenue Code of which that person is, or was at any time, a member, (ii) any trade or business (whether or not incorporated) that is a member of a group of trades or businesses under common control within the meaning of Section 414(c) of the Internal Revenue Code of which that Person is a member and (iii) any member of an affiliated service group within the meaning of Section 414(m) or (o) of the Internal Revenue Code of which that Person, any corporation described in clause (i) above or any trade or business described in clause (ii) above is a member.

		"ERISA Event" means (i) a "reportable event" described in Section 4043 of ERISA and the regulations issued thereunder with respect to any Pension Plan (excluding those for which the provision for 30-day notice to the PBGC has been waived by regulation);
(ii) the failure to meet the minimum funding standard of
Section 412 of the Internal Revenue Code with respect to any Pension Plan (whether or not waived in accordance with Section 412(d) of the Internal Revenue Code) or the failure to make by its due date a required installment under Section 412(m) of the Internal Revenue Code with respect to any Pension Plan or the failure to make any required contribution to a Multi-employer Plan; (iii) the provision by the administrator of any Pension Plan pursuant to Section 4041(a)(2) of ERISA of a notice of intent to terminate such plan in a distress termination described in Section 4041(c) of ERISA; (iv) the withdrawal by Huntway or any of its ERISA Affiliates from any Pension Plan with two or more contributing sponsors or the termination of any such Pension Plan resulting in liability pursuant to Sections 4063 or 4064 of ERISA;
(v) the institution by the PBGC of proceedings to terminate any Pension Plan, or the occurrence of any event or condition which could constitute grounds under ERISA for the termination of, or the appointment of a trustee to administer, any Pension Plan; (vi) the imposition of liability on Huntway or any of its ERISA Affiliates pursuant to Section 4062(e) or 4069 of ERISA or by reason of the application of Section 4212(c) of ERISA; (vii) the withdrawal by Huntway or any of its ERISA Affiliates in a complete or partial withdrawal
(within the meaning of Sections 4203 and 4205 of ERISA) from any Multiemployer Plan if there is any potential liability therefor, or the receipt by Huntway or any ERISA Affiliate of notice from any Multiemployer Plan that it is in reorganization or insolvency pursuant to
Section 4241 or 4245 of ERISA or that it intends to terminate or has terminated under Section 4041A or 4042 of ERISA; (viii) the occurrence of an act or omission which could give rise to the imposition on Huntway or any of its ERISA Affiliates of fines, penalties, taxes or related charges under Chapter 43 of the Internal Revenue Code or under Section 409 or 502(c), (i) or (l) or 4071 of ERISA in respect of any Employee Benefit Plan;
(ix) the assertion of a material claim (other than routine claims for benefits) against any Employee Benefit Plan (other than any Multiemployer Plan) or the assets thereof, or against Huntway or any of its ERISA
Affiliates in connection with any such plan; (x) receipt from the Internal Revenue Service of notice of the failure of any Pension Plan (or any other Employee
Benefit Plan intended to be qualified under
Section 401(a) of the Internal Revenue Code) to qualify under Section 401(a) of the Internal Revenue Code, or the failure of any trust forming part of any Pension Plan to fail to qualify for exemption from taxation under Section 501(a) of the Internal Revenue Code; or (xi) the imposition of a Lien pursuant to Section 401(a)(29) or 412(n) of the Internal Revenue Code or pursuant to ERISA with respect to any Pension Plan.

		"Event of Default" has the meaning set forth in
Section 6.01.

		"Existing Collateral Documents" means each of the agreements, instruments and other documents identified on
Schedule VIII hereto.

		"Existing Letter of Credit" means each Letter of Credit (as such term is defined in the Prepetition Letter of Credit Agreement) that has not expired or been cancelled as of the Effective Date and listed on
Schedule I hereto.

		"Exxon Letters of Credit" has the meaning specified in the definition "Letters of Credit."

		"Facilities" means any and all real property
(including, without limitation, all buildings, fixtures or other improvements located thereon) now, hereafter or heretofore owned, leased, operated or used by Huntway or any of its Subsidiaries or any of their respective predecessors or Affiliates.

		"Final Order" means an order of the Court entered in the Chapter 11 Case authorizing this Agreement and the transactions contemplated hereby after a final hearing under Bankruptcy Rule 4001(c)(2) in the form attached as Exhibit C with any modifications approved by Bankers.

		"GAAP" means generally accepted accounting principles set forth in the opinions and pronouncements of the Accounting Principles Board of the American Institute of
Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards
Board or in such other statements by such other entity as may be approved by a significant segment of the accounting profession, which are applicable to the circumstances as of the date of determination.

		"Governmental Acts" has the meaning set forth in
Section 7.05.

		"Governmental Authorization" means any permit, license, authorization, plan, directive, consent order or consent decree of or from any federal, state or local governmental authority, agency or court.

		"Guaranty," as applied to any Person, means all loan commitments of that Person and all obligations of that Person guaranteeing in any manner, whether directly or indirectly, any obligation of any other Person for the payment of principal or interest with respect to borrowed money.

		"Hazardous Materials" means (i) any chemical, material or substance at any time defined as or included in the definition of "hazardous substances," "hazardous wastes," "hazardous materials," "extremely hazardous waste," "restricted hazardous waste," "infectious waste," "toxic substances" or any other formulations intended to define, list or classify substances by reason of deleterious properties such as ignitability, corrosivity, reactivity, carcinogenicity, toxicity, reproductive toxicity, "TCLP toxicity" or "EP toxicity" or words of similar import under any applicable Environmental Laws;
(ii) any oil, petroleum, petroleum fraction or petroleum derived substance; (iii) any drilling fluids, produced waters and other wastes associated with the exploration, development or production of crude oil, natural gas or geothermal resources; (iv) any flammable substances or explosives; (v) any radioactive materials; (vi) asbestos in any form; (vii) urea formaldehyde foam insulation;
(viii) electrical equipment which contains any oil or dielectric fluid containing levels of polychlorinated biphenyls in excess of fifty parts per million;
(ix) pesticides; and (x) any other chemical, material or substance, exposure to which is prohibited, limited or regulated by any governmental authority or which may or could pose a hazard to the health and safety of the owners, occupants or any Persons in the vicinity of the Facilities.

		"Hedging Subfacility" has the meaning set forth in
Section 2.01D.

		"Huntway Documentary Letters of Credit" means any dollar-denominated documentary letter of credit issued or renewed by Bankers for the account of Huntway pursuant to the Prepetition Letter of Credit Agreement for the purpose of supporting the purchases and exchanges of crude and crude products by Huntway in the normal course of business or for other purposes which have previously been approved by Bankers.

		"Huntway Letters of Credit" means the Huntway
Documentary Letters of Credit and the Huntway Standby
Letters of Credit.

		"Huntway Managing General Partner" means Huntway
Managing Partner, L.P., a Delaware limited partnership, whose sole General Partner is Reprise.

		"Huntway Special General Partner" means Huntway
Holdings, L.P., a Delaware limited partnership, whose sole General Partner is Reprise.

		"Huntway Standby Letters of Credit" means any dollar-denominated standby letter of credit issued or renewed by Bankers for the account of Huntway pursuant to the Prepetition Letter of Credit Agreement for the purpose of supporting the purchases and exchanges of crude and crude products by Huntway in the normal course of business or for other purposes which have previously been approved by Bankers.

		"IDB Bonds" means the $8,600,000 aggregate principal amount of The Industrial Development Authority of the County of Pinal's Variable/Fixed Rate Demand Industrial
Development Revenue Bonds Series 1988 (Sunbelt Refining
Company, L.P. Project) issued pursuant to the IDB
Indenture to finance the acquisition, construction and equipping by Sunbelt of an asphalt refinery in the County of Pinal, Arizona.

		"IDB Commitment" has the meaning set forth in Section
2.01B hereof.

		"IDB Indenture" means that certain Indenture of Trust dated as of August 1, 1988 between The Industrial
Development Authority of the County of Pinal and the Dai-
Ichi Kangyo Bank of California, as trustee, pursuant to which the IDB Bonds were issued.

		"IDB Letter of Credit" means that certain Irrevocable Letter of Credit No. S04377 dated October 5, 1988 in the original stated amount of $9,510,411.00 issued by Bankers to the Trustee under the IDB Indenture to support payment of the IDB Bonds, as amended to date and as the same may be further amended from time to time.

		"IDB Principal Obligations" has the meaning set forth in Section 2.01B hereof.

		"Incremental Subfacility" has the meaning set forth in Section 2.01D.

		"Indebtedness," as applied to any Person, means without duplication, (a) any liability of any Person
(i) for borrowed money, or under any reimbursement obligation relating to a letter of credit or a bankers' acceptance, or (ii) evidenced by a bond, note, debenture or similar instrument (including a purchase money obligation given in connection with the acquisition of any businesses, properties or assets of any kind, other than a trade payable or a current liability arising in the ordinary course of business), or (iii) for the payment of money with respect to a Capital Lease, or
(iv) in respect of an interest rate, currency, commodity or other hedge or protection arrangement; (b) any guarantee with respect to Indebtedness (of the kind otherwise described in this definition) of another
Person; and (c) any amendment, supplement, modification, deferral, renewal, extension or refunding of any liability of the types referred to in clauses (a) and (b) above.

		"Indemnitee" has the meaning set forth in Section
8.06.

		"Intercreditor Agreement" means the Intercreditor
Agreement dated as of June 22, 1993 among Bankers (in its capacity as issuer of letters of credit under the Prepetition Letter of Credit Agreement), Bankers Trust
Company (as holder of Priority Notes, Senior Notes and
Subordinated Notes), Massachusetts Mutual Life Insurance
Company, Phoenix Home Life Insurance Company, Crown Life
Insurance Company, Century Life of America, Century Life
Insurance Company and Collateral Agent, as it may be amended, supplemented or modified from time to time.

		"Interest Drawing" means any drawing under the IDB Letter of Credit for the purpose of paying interest coming due on the IDB Bonds. If any drawing under the IDB Letter of Credit is applied to the payment of both interest on the IDB Bonds and principal, premium and other amounts other than interest, it shall be deemed a Principal Drawing to the extent that such drawing is applied to the payment of principal, premium and amounts other than interest and an Interest Drawing to the extent proceeds of such drawing are applied to pay interest on the IDB Bonds.

		"Interim Order" means an order of the Court authorizing this Agreement and the transactions contemplated hereby entered in the Chapter 11 Case after an interim hearing under Bankruptcy Rule 4001(b)(2) or
(c)(2) in the form attached as Exhibit B with any modifications approved by Bankers.

		"Internal Revenue Code" means the Internal Revenue
Code of 1986, as amended.

		"Letters of Credit" means the irrevocable, standby letters of credit (other than the IDB Letter of Credit) issued and deemed to have been issued by Bankers pursuant to Section 2.01 (including, without limitation, the Existing Letters of Credit) and any successor standby letters of credit as provided in such standby letters of credit provided that such term shall include one or more documentary letters of credit (the "Exxon Letters of Credit") up to an aggregate amount of $2,000,000 issued for the account of Huntway for the benefit of Exxon
Company U.S.A. or one of its Affiliates.

		"Letter of Credit Commitment" has the meaning set forth in Section 2.01B.

		"Letter of Credit Commitment Amount" has the meaning set forth in Section 2.01B.

		"Letter of Credit Usage" means, as at any date of determination, the sum of (i) the maximum aggregate amount which is or at any time thereafter may become available for drawing under all Letters of Credit
(including, without limitation, the Existing Letters of Credit) then outstanding plus (ii) the aggregate amount of all drawings under all Letters of Credit honored by Bankers and not theretofore reimbursed by Huntway.

		"Lien" means any lien, mortgage, pledge, security interest, charge or encumbrance of any kind (including any conditional sale or other title retention agreement, any lease in the nature thereof, and any agreement to give any lien or security interest).

		"Material Adverse Effect" means (i) a material adverse effect upon the business, operations, properties, assets, condition (financial or otherwise) or prospects of Huntway and its Subsidiaries, taken as a whole, or
(ii) the impairment of the ability of Huntway to perform, or of Bankers to enforce, the Obligations.

		"Multiemployer Plan" means a "multiemployer plan" within the meaning of Section 3(37) of ERISA to which Huntway or any of its ERISA Affiliates is contributing or to which Huntway or any of its ERISA Affiliates has an obligation to contribute.

		"Notice of Issuance of Letter of Credit" has the meaning set forth in Section 2.01C.

		"Obligations" means all obligations of Huntway to Bankers of every kind and description (whether or not evidenced by a note or other instrument and whether or not for the payment of money) direct or indirect, absolute or contingent, due or to become due, now existing or hereafter arising pursuant to the terms of this Agreement or any Letter of Credit or the IDB Letter of Credit or any other document or instrument issued pursuant hereto or thereto.

		"Orders" means the Interim Order and the Final Order.

		"Participant" has the meaning set forth in Section
2.07.

		"PBGC" means the Pension Benefit Guaranty Corporation (or any successor thereto).

		"Pension Plan" means any Employee Benefit Plan that is subject to the provisions of Section 412 of the Internal Revenue Code and that is maintained for employees of Huntway or any ERISA Affiliate of Huntway, other than a Multiemployer Plan.

		"Permitted Liens" means the following types of Liens:

				(i)	Liens (other than any Lien imposed by
ERISA) for taxes (including Liens for real property taxes), assessments or governmental charges or governmental claims the payment of which is not at the time required by Section 405;

				(ii)	Statutory Liens of landlords and Liens
of carriers, warehousemen, mechanics, materialmen and other liens imposed by law incurred in the ordinary course of business for sums not yet delinquent or being contested in good faith, if such reserve or other appropriate provision, if any, as shall be required by GAAP shall have been made therefor;

				(iii)	Liens (other than any Lien
imposed by ERISA) incurred or deposits made in the ordinary course of business in connection with workers' compensation, unemployment insurance and other types of social security, or to secure the performance of tenders, statutory obligations, surety and appeal bonds, bids, leases, government contracts, performance and return-of-money bonds and other similar obligations (exclusive of obligations for the payment of borrowed money);

				(iv)	Any attachment or judgment Lien not in
excess of $100,000 (exclusive of any amount adequately covered by insurance as to which the insurance company has acknowledged coverage) and any other attachment or judgment lien unless the judgment it secures shall, within 45 days after the entry thereof, not have been discharged or execution thereof stayed pending appeal, or shall not have been discharged within 45 days after the expiration of any such stay;

				(v)	Leases or subleases granted to others
not interfering in any material respect with the business of Huntway or any of its Subsidiaries;

				(vi)	Easements, rights-of-way,
restrictions, minor defects or irregularities in title and other similar charges or encumbrances not interfering in any material respect with the ordinary conduct of the business of Huntway or any of its Subsidiaries;

				(vii)	Liens arising from UCC financing
statements regarding leases permitted by this Agreement;

				(viii)	Liens in favor of customs and
revenue authorities arising as a matter of law to secure payment of customs duties in connection with the importation of goods; and

				(ix)	Liens securing obligations not in
excess of $50,000 in aggregate outstanding amount arising from automobile and personal property leases;

		"Person" means an individual, a corporation, a partnership, an association, a trust or any other entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

		"Petition Date" has the meaning assigned to it in the recital clauses hereof.

		"Plan of Reorganization" means a plan of reorganization in the Chapter 11 Case.

		"Prepetition Letter of Credit Agreement" has the meaning assigned to it in the recital clauses hereof.

		"Principal Drawing" means any drawing under the IDB Letter of Credit for the purpose of paying the principal, premium, if any or other amounts coming due and payable on the IDB Bonds, other than interest. If any drawing under the IDB Letter of Credit is applied to the payment of both interest on the IDB Bonds and principal, premium and other amounts other than interest, it shall be deemed a Principal Drawing to the extent that such drawing is applied to the payment of principal, premium and amounts other than interest and an Interest Drawing to the extent proceeds of such drawing are applied to pay interest on the IDB Bonds.

		"Potential Event of Default" means a condition or event which, after notice or lapse of time or both, would constitute an Event of Default if that condition or event were not cured or removed within any applicable grace or cure period.

		"Priority Notes" means those certain 8% Priority
Secured Notes due 1994 issued by Huntway pursuant to the Collateralized Note Indenture.

		"Principal Office" means the principal office of Bankers at 1 BT Plaza, 130 Liberty Street, New York, New
York.

		"Related Documents" means each Letter of Credit, each Notice of Issuance of Letter of Credit, the Orders and any instrument, document or agreement relating thereto.

		"Release" means any release, spill, emission, leaking, pumping, pouring, injection, escaping, deposit, disposal, discharge, dispersal, dumping, leaching or migration of Hazardous Materials into the indoor or outdoor environment (including, without limitation, the abandonment or disposal of any barrels, containers or other closed receptacles containing any Hazardous
Materials), or into or out of any Facility, including the movement of any Hazardous Material through the air, soil, surface water, groundwater or property.

		"Reprise" means Reprise Holdings, Inc., a Texas corporation.

		"Restricted Junior Payment" means any distribution, direct or indirect, whether in cash or other property on account of (i) the units of ownership in Huntway or any other partnership interest in Huntway or dividend, distribution or similar payment, redemption, purchase, retirement or other acquisition for value, direct or indirect, of any units of ownership in Huntway or any other partnership interest in Huntway, (ii) the Junior
Subordinated Debentures for the payment or prepayment of principal or interest or the redemption, purchase, retirement, defeasance, sinking fund or similar payment with respect to such securities, and (iii) warrants, options or other rights to acquire units of ownership in Huntway in order to retire, or to obtain the surrender of, such securities.

		"Secondary Securities" shall have the meaning set forth in the Subordinated Note Indenture.

		"Secured Lenders" has the meaning assigned to it in the recital clauses hereof.

		"Senior Notes" means those certain 8% Senior Secured Notes due 2000 issued by Huntway pursuant to the Collateralized Note Indenture.

		"Stated Termination Date" means with respect to any Letter of Credit or the IDB Letter of Credit, the date on which Bankers' obligations under such Letter of Credit or the IDB Letter of Credit, as the case may be, expire or terminate.

		"Subfacility" has the meaning set forth in Section
2.01D.

		"Subfacility Commitments" has the meaning set forth in Section 2.01D.

		"Subfacility Enhancement" means an increase in any Subfacility (and corresponding decrease in another
Subfacility) pursuant to the proviso in Section 2.01D.

		"Subordinated Note Indenture" has the meaning assigned to it in the recital clauses hereof.

		"Subordinated Notes" means those certain Increasing Rate Subordinated Secured Notes due 2008 (including the
Subordinated Note (Sunbelt IDB) and the Subordinated
Notes (Other) and any Secondary Securities issued in respect thereof) issued by Huntway pursuant to the Subordinated Note Indenture.

		"Subordinated Notes (Other)" means those certain
Increasing Rate Subordinated Secured Notes due 2008 issued by Huntway under the Subordinated Note Indenture and any Secondary Securities issued in respect thereof.

		"Subordinated Note (Sunbelt IDB)" means that certain Increasing Rate Subordinated Secured Note due 2008 issued by Huntway to Bankers and any Secondary Securities issued in respect thereof, representing Huntway's assumption of the reimbursement, fee and other obligations (including
Huntway's guaranty of Sunbelt's obligations) owed to Bankers arising in connection with the IDB Letter of Credit pursuant to the Huntway Assumption Agreement.

		"Subsidiary" means any corporation, association, partnership or other business entity of which more than 50% of the total voting power of shares of stock or memberships entitled (without regard to the occurrence of any contingency) to vote in the election of the Person or Persons (whether directors, managers, trustees or other
Persons performing similar functions) having the power to direct or cause the direction of the management and policies thereof is at the time owned or controlled, directly or indirectly, by any Person or one or more of the other Subsidiaries of that Person or a combination thereof, and references herein to Subsidiaries of Huntway, Huntway and its Subsidiaries or other similar references shall include Sunbelt unless otherwise excluded.

		"Tax" or "Taxes" means any present or future tax, levy, impost, duty, charge, fee, deduction or withholding of any nature and whatever called, by whomsoever, on whomsoever and wherever imposed, levied, collected, withheld or assessed. "Tax on overall net income" of a Person shall be construed as a reference to tax imposed by the jurisdiction in which its principal office
(and/or, in the case of Bankers, its lending office) is located on all or part of the net income, profits or gains of that Person (whether worldwide, or only insofar as such income, profits or gains are considered to arise in or to relate to a particular jurisdiction, or otherwise).

		"Total Letters of Credit" means the Letters of Credit and the IDB Letter of Credit.

		SECTION 1.02.	Accounting Terms; Utilization of GAAP
for Purposes of Calculations Under Agreement. For purposes of this Agreement, all accounting terms not otherwise defined herein shall have the meanings assigned to them in conformity with GAAP. Calculations in connection with the definitions, covenants and other provisions of this Agreement shall utilize accounting principles and policies in conformity with those used to prepare the audited financial statements of Huntway and its Subsidiaries for the year ended December 31, 1995.

		SECTION 1.03.	Other Definitional Provisions.
References to "Sections" and "subsections" shall be to Sections and subsections, respectively, of this Agreement unless otherwise specifically provided. Any of the terms defined in subsection 1.1 may, unless the context otherwise requires, be used in the singular or the plural depending on the reference.

		SECTION 1.04.	Interim and Final Orders to Govern.
In the event of any inconsistency between this Agreement and the Interim Order or Final Order, the terms of the Interim
Order or Final Order, as applicable, shall govern.


	ARTICLE II
	AMOUNT AND TERMS OF LETTERS OF CREDIT

		SECTION 2.01.  The Letters of Credit and the IDB
Letter of Credit.

		A.	Request for Issuance or Amendment.  Huntway may
request that, in accordance with the provisions of this
Section 2.01, on and after the Effective Date to and excluding the Commitment Termination Date, Bankers (A) issue dollar-denominated Letters of Credit for the account of Huntway or
(B) amend any Letter of Credit previously issued or deemed to have been issued under this Agreement; provided that (i) in no event shall Bankers issue any Letter of Credit or amend any Letter of Credit in a manner that would result in any Letter of Credit having a Stated Termination Date more than 9 months after its date of issuance; and (ii) Huntway shall not request that Bankers issue or amend any Letter of Credit if, after giving effect to such issuance or amendment, either (x) the Letter of Credit Usage would exceed the Letter of Credit
Commitment Amount or (y) the aggregate amount of Letters of Credit under any Subfacility would exceed its respective
Subfacility Commitment and (iii) no Huntway Documentary Letter of Credit (other than an Exxon Letter of Credit) may be amended or otherwise extended or renewed under this Agreement.
The issuance or amendment of any Letter of Credit in accordance with the provisions of this Section 2.01 shall require the satisfaction of each condition set forth in
Section 3.02.

		Huntway and Bankers agree that all Existing Letters of Credit and the IDB Letter of Credit shall for all purposes of this Agreement be deemed to have been issued under and pursuant to the terms of this Agreement. All obligations of Huntway under the Prepetition Letter of Credit Agreement shall be continued under this Agreement except to the extent that other provision is specifically made therefor hereunder. The principal amount and beneficiary of each Existing Letter of Credit outstanding as of the Effective Date and the IDB Letter of Credit is set forth on Schedule I annexed hereto.

		Each Letter of Credit may provide that Bankers may (but shall not be required to) pay the beneficiary thereof upon the occurrence of an Event of Default and the acceleration of the Obligations as provided in Section 6.02 or, if payment is not then due to the beneficiary, provide for the deposit of funds in an account to secure payment to the beneficiary and that any funds so deposited shall be paid to the beneficiary of such Letter of Credit if conditions to such payment are satisfied or returned to Bankers (or, if all Obligations shall have been indefeasibly paid in full, to Huntway if no payment to the beneficiary has been made and the final date available for drawings under such Letter of Credit has passed. Each payment or deposit of funds by Bankers as provided in this paragraph shall be treated for all purposes of this Agreement as a drawing duly honored by Bankers under the related Letter of Credit.

		B.	Letter of Credit Commitment.

		(i)	Bankers' commitment to issue and amend Letters
of Credit pursuant to this Section 2.01 from the Effective Date to and excluding the Commitment
Termination Date is herein referred to as its "Letter of Credit Commitment". The maximum aggregate amount of the Letter of Credit Commitment of Bankers at any time is $17,500,000 (the amount available pursuant to Section
2.01D(i) at any date of determination being the "Letter of Credit Commitment Amount") and the Letter of Credit
Commitment shall expire on the Commitment Termination
Date. The Letter of Credit Usage shall not at any time exceed the Letter of Credit Commitment Amount.

		(ii)	Bankers agrees to extend the Stated Termination
Date of the IDB Letter of Credit from time to time from the Effective Date to and excluding the Commitment
Termination Date in accordance with the terms thereof and hereof (the "IDB Letter of Credit Commitment"); provided that in no event shall Bankers amend the IDB Letter of Credit in a manner that would result in the IDB Letter of Credit having a Stated Termination Date more than 9 months after the date of its most recent amendment. The
IDB Letter of Credit shall not be included within the defined term "Letter of Credit" and the amount available for drawing thereunder shall not be included in determining usage or availability of the Letter of Credit
Amount. Huntway's obligation to reimburse Bankers for any Principal Drawing under the IDB Letter of Credit (the
"IDB Principal Obligation") has been assumed by Huntway pursuant to the Huntway Assumption Agreement and is and shall continue to be evidenced by the Subordinated Note
(Sunbelt IDB). No commission shall be payable hereunder with respect to the IDB Letter of Credit.

		C.	Notice of Issuance or Amendment of Letters of
Credit. Whenever Huntway desires the issuance of a Letter of Credit or the amendment of an Existing Letter of Credit or the IDB Letter of Credit, a Designated Officer of Huntway shall deliver to Bankers a Notice of Issuance of Letter of Credit in the form of Exhibit A annexed hereto (a "Notice of Issuance") no later than 3:00 P.M. (New York time) at least five Business
Days, or such shorter period as may be agreed to by Bankers in any particular instance, in advance of the proposed date of issuance. The Notice of Issuance of Letter of Credit shall specify (i) the proposed date of issuance or amendment (which shall be a Business Day); (ii) the face amount of such Letter of Credit or the IDB Letter of Credit, as the case may be;
(iii) the expiration date of such Letter of Credit or the IDB
Letter of Credit, as the case may be; (iv) the name and address of the beneficiary; (v) the purpose (which shall be limited to the purposes identified in Section 2.01D) for which such Letter of Credit or the IDB Letter of Credit, as the case may be is being issued or amended; (vi) the Subfacility pursuant to which such Letter of Credit is being issued or amended and, if it is being issued or amended pursuant to a Subfacility Enhancement, the Subfacility being reduced to effect such enhancement; and (vii) specify a precise description of the documents and the verbatim text of any certificate to be presented by the beneficiary which, if presented by the beneficiary prior to the expiration date of such Letter of Credit or the IDB Letter of Credit, as the case may be, would require Bankers to make payment under such Letter of Credit or the IDB Letter of Credit, as the case may be; provided that Bankers, in its sole judgment, may require changes in any such documents and certificates; and provided further that no Letter of Credit or IDB Letter of Credit shall require payment against a conforming draft to be made hereunder on the same Business Day that such draft is presented if such presentation is made after 11:00 A.M. (New
York time) on such Business Day. In determining whether to pay under any Letter of Credit or the IDB Letter of Credit, Bankers shall be responsible only to determine that the documents and certificates required to be delivered under that Letter of Credit or the IDB Letter of Credit, as the case may be, have been delivered and that they comply on their face with the requirements of that Letter of Credit or the IDB
Letter of Credit, as the case may be.

		D.	Purposes of Letters of Credit.

		(i)	The Letters of Credit may be requested by
Huntway for the following purposes (the availability of Letters of Credit for each such purpose being a "Subfacility") and in the following face amounts (as such amounts are reduced or increased as a result of a Subfacility Enhancement, the "Subfacility Commitments"):

		(a)	Letters of Credit in an aggregate face amount of
up to $1,500,000 at any one time outstanding may be requested to support nonspeculative hedging agreements relating to the price of crude oil entered into by Huntway (the "Hedging Subfacility");

		(b)	Letters of Credit in an aggregate face amount of
up to $14,500,000 at any one time outstanding may be requested to support the purchase and exchange of crude and crude products by Huntway and Sunbelt (the "Crude
Supply Subfacility"); and

		(c)	Letters of Credit in an aggregate face amount of
up to $1,500,000 at any one time outstanding may be requested to support existing lease obligations of Huntway or its Subsidiaries, other obligations of Huntway or its Subsidiaries for which Bankers has previously issued Letters of Credit not specified in clauses (a) or
(b) above, capital leases entered into by Huntway after the date hereof to the extent permitted hereunder, modifier purchases, performance bonds and surety bonds
(the "Incremental Subfacility");

provided that (A) upon the request by Huntway and the consent by Bankers, all or a portion of the Hedging Subfacility and the Incremental Subfacility will be made available for the purposes identified in clause (b) above; and (B) in no event shall the aggregate Letter of Credit Usage exceed the Letter of Credit Commitment Amount.

		(ii)	Huntway may request amendments to extend the IDB
Letter of Credit in an aggregate face amount of up to $9,099,726 at any one time outstanding to secure the payment of principal, interest and premium, if any, payable as a result of a Determination of Taxability (as defined in the IDB
Indenture) on the IDB Bonds and for the repurchase of tendered
IDB Bonds as set forth in the IDB Indenture;

		SECTION 2.02.  Reimbursement.

		(a)	Huntway hereby agrees to pay to Bankers (x) on
the date that any amount drawn is honored under any Letter of Credit or on the date that any Interest Drawing in honored under the IDB Letter of Credit, a sum equal to such amount, (y) on demand, any other amounts expressly payable by Huntway to Bankers under this Agreement, and
(z) on demand, interest on any amounts unpaid by Huntway when due under this Agreement, whether at maturity, by acceleration, on the date demanded or otherwise, including post-petition interest in any proceeding under the United States Bankruptcy Code or other applicable bankruptcy laws, from and including the date such amounts become due until payment in full, whether before or after judgment, at a fluctuating interest rate per annum equal to the Base Rate plus 5%. Payment or acceptance of interest provided for herein is not a permitted alternative to timely payment and shall not constitute a waiver of any Event of Default or otherwise prejudice or limit any rights or remedies of Bankers.

		(b)	Promptly after any Principal Drawing under the
IDB Letter of Credit, Bankers shall surrender the Subordinated Note (Sunbelt IDB) for exchange under the Subordinated Note Indenture for a Subordinated Note
(Other) dated the date of such drawing in a principal amount equal to the amount of such drawing. Bankers shall also surrender a proportional amount of Secondary
Securities Subordinated Note (Sunbelt IDB) for Secondary
Securities Subordinated Note (Other). If the Plan of
Reorganization that is confirmed is substantially in the form of the plan filed by Huntway with the Court on the Petition Date, then on the effective date of the Plan of Reorganization Bankers shall exchange New Senior Notes
(Sunbelt IDB) received by Bankers on the effective date of the Plan of Reorganization in an aggregate amount equal to the amount of such Principal Drawing for New
Senior Notes (Other) in accordance with Section 310 of the New Collateralized Note Indenture (as each such term is defined in the Plan of Reorganization).

		(c)	Huntway's obligation to reimburse any Interest
Drawing shall constitute an Obligation under this Agreement and Bankers shall not exchange or convert any Subordinated Note (Sunbelt IDB) in the event of an Interest Drawing but shall instead be reimbursed by Huntway in accordance with Section 2.02(a).

		SECTION 2.03.	Fees.

		(a)	Huntway hereby agrees to pay to Bankers, a
commission equal to 2.00% per annum on the face amount of Letters of Credit outstanding; provided that Huntway shall pay a commission of 3.00% per annum on the face amount of any Letter of Credit issued under the Crude Supply Subfacility when the aggregate face amount of Letters of Credit outstanding under such subfacility exceeds $14,500,000. Notwithstanding the grant of any participation pursuant to
Section 2.07, Bankers shall at all times retain a portion of such commission equal to .25% per annum on the face amount of Letters of Credit Outstanding in payment for administrative services in connection therewith. All such commissions shall be payable on the thirtieth day of each calendar month during each year commencing on the thirtieth day of the month in which the Effective Date occurs and on the Commitment
Termination Date and shall be calculated on the basis of a 360-day year for the actual number of days elapsed.

		(b)	Huntway hereby agrees to pay to Bankers with
respect to the issuance, amendment or transfer of each Letter of Credit and the IDB Letter of Credit and each drawing made thereunder, documentary and processing charges in accordance with Bankers' standard schedule for such charges in effect at the time of such issuance, amendment, transfer or drawing, as the case may be, or as otherwise agreed to by Bankers.

		(c)	Huntway agrees to pay to Bankers a commitment
fee for the period from and including the Effective Date to and excluding the Commitment Termination Date equal to the average of the daily unused portion of the Letter of Credit
Commitment multiplied by 1/2 of 1% per annum, such commitment fees to be calculated on the basis of a 360-day year and the actual number of days elapsed and to be payable monthly in arrears on the thirtieth day of each month, commencing on the thirtieth day of the month in which the Effective Date occurs.

		SECTION 2.04.	Increased Costs.

		If Bankers determines (which determination shall, in the absence of demonstrable error, be final and conclusive and binding on all parties) that any law, treaty or governmental rule, regulation or order, or any change therein or in the interpretation, administration or application thereof
(including the introduction of any new law, treaty, governmental rule, regulation or order) or any determination of any governmental authority, court, central bank or comparable agency, or compliance by Bankers with any guideline, request or directive issued or made after the date hereof by any central bank or other governmental or quasi-governmental authority (whether or not having the force of law) shall:

		(A)	subject Bankers to any additional Tax with
respect to any Letter of Credit or the IDB Letter of Credit, or shall change the amounts due under this Agreement or any of the Related Documents or its obligation to make any payment under the Letters of Credit or the IDB Letter of Credit (except for changes in the rate of Tax on the overall net income of Bankers imposed by the jurisdiction in which Bankers' Principal
Office is located); or

		(B)	impose, modify or deem applicable any reserve
(including, without limitation, any marginal, emergency, supplemental, special or other reserve), capital adequacy, special deposit, insurance or similar requirement (including, without limitation, any such requirement imposed by the Board of Governors of the Federal Reserve System) against letters of credit issued by or assets held by, deposits with or for the account of, or credit extended by, Bankers; or

		(C)	impose on Bankers any condition with respect to
this Agreement, the Letters of Credit or the IDB Letter of Credit or any of the Related Documents;

and the result of any of the foregoing is to increase the cost to Bankers of the issuance or maintenance of the Letters of Credit or the IDB Letter of Credit, or to reduce the amount of any sum received or receivable by Bankers under this Agreement or under any of the Related Documents with respect thereto, by an amount deemed by Bankers to be material, or to reduce the rate of return on Bankers' capital as a consequence of its obligations hereunder to a level below which Bankers could have achieved, but for such compliance, taking into account Bankers' policies with respect to capital adequacy, then, within ten days after demand by Bankers, Huntway shall pay for Bankers' account such additional amount or amounts as will compensate Bankers for such increased cost or reduction together with interest on each such amount at a rate equal to the Base Rate plus 2% from the date of such demand by Bankers until payment in full thereof. Bankers will promptly notify Huntway and Sunbelt of any event occurring after the date hereof of which Bankers has knowledge which will entitle Bankers to compensation pursuant to this Section 2.04. A certificate of Bankers claiming compensation under this
Section 2.04 and setting forth in reasonable detail the calculation of the additional amount or amounts to be paid to it hereunder and the basis therefor shall be conclusive and binding in the absence of demonstrable error. In determining such amount, Bankers may use any reasonable averaging and attribution methods. The provisions of this Section shall apply equally to any Person acting as a Participant in the Total Letters of Credit, as if such Person were Bankers hereunder.

		SECTION 2.05. Payments and Computations. All payments by Huntway to Bankers hereunder shall be made in lawful currency of the United States and in immediately available funds at the Principal Office of Bankers or at such other address as Bankers may designate in writing to Huntway. Whenever any payment under this Agreement shall be due on a day which is not a Business Day, the date for payment thereof shall be extended to the next succeeding Business Day. If the date for any payment of principal is extended by operation of law or otherwise, interest thereon shall be payable for such extended time. Computations of interest hereunder shall be made by Bankers on the basis of a year of 360 days for the actual number of days elapsed (including the first day but excluding the last day) and shall be conclusive with respect to the amount of interest owed by Huntway absent manifest error.

		SECTION 2.06. Obligations Absolute. The payment Obligations of Huntway under this Agreement shall be absolute, unconditional and irrevocable, and shall be paid strictly in accordance with the terms of this Agreement under all circumstances whatsoever, including, without limitation, the following circumstances:

		(i)	any lack of validity or enforceability of any
Letter of Credit or the IDB Letter of Credit, this Agreement or any other Related Document;

		(ii)	any amendment or waiver of or any consent to
departure from this Agreement or all or any of the Related Documents except to the extent such amendment, waiver or consent relates to the specific payment
Obligations in question;

		(iii)	the existence of any claim, set-off,
defense or other rights which Huntway, or any other
Person may have at any time against any beneficiary or any transferee of any Letter of Credit or the IDB Letter of Credit (or any Persons for whom any such beneficiary or any such transferee may be acting), Bankers or any other Person, whether in connection with this Agreement, the transactions contemplated herein or in the Related Documents or any unrelated transaction;

		(iv)	any statement or any other document presented
under any Letter of Credit or the IDB Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect whatsoever;

		(v)	payment by Bankers under any Letter of Credit or
the IDB Letter of Credit against presentation of a draft or certificate which does not comply with the terms of such Letter of Credit or the IDB Letter of Credit, as the case may be; provided that such payment does not constitute gross negligence or willful misconduct of Bankers; or

		(vi)	any other circumstance or happening whatsoever,
whether or not similar to any of the foregoing.

		SECTION 2.07. Participations. Bankers shall have the right to grant participation rights in this Agreement and Bankers' obligations under the Total Letters of Credit at any time and from time to time to one or more financial institutions (each a "Participant"); provided, however, that, except as provided to the contrary in this Agreement, such participation rights shall be obligations only of Bankers and shall not create any direct obligation of Huntway to any such Participant under this Agreement or create any direct liability of any such Participant under any Letter of Credit or the IDB Letter of Credit. The grant of participation rights shall not affect or diminish the rights of Bankers to reimbursement or other payments under Article II of this Agreement, such reimbursement or payments to be calculated as if Bankers had not granted any such participation rights.

		SECTION 2.08. Taxes. All sums payable by Huntway under this Agreement and the Related Documents shall be paid
(i) free of any restriction or condition, (ii) free and clear of and (except to the extent required by law) without any deduction or withholding on account of any Tax imposed, levied, collected, withheld or assessed by or within the United States of America or any political subdivision in or of the United States of America or any other jurisdiction from or to which a payment is made by or on behalf of Huntway or by any federation or organization of which the United States of America or any such jurisdiction is a member at the time of payment and (iii) without deduction or withholding (except to the extent required by law) on account of any other amount, whether by way of set-off or otherwise.

		If Huntway or any other Person making a payment to Bankers is required by law to make any deduction or withholding on account of any such Tax or other amount as is referred to in the immediately preceding paragraph from any sum paid or payable by Huntway to Bankers under this Agreement or the Related Documents:

		(i)	Huntway shall notify Bankers of any such
requirement or any change in any such requirement as soon as Huntway becomes aware of it;

		(ii)	Huntway shall pay any such tax or other amount
before the date on which penalties attach thereto, such payment to be made (if the liability to pay is imposed on Huntway) for its own account or (if that liability is imposed on Bankers) on behalf of and in the name of Bankers;

		(iii)	the sum payable by Huntway or Sunbelt in
respect of which the relevant deduction, withholding or payment is required shall be increased to the extent necessary to ensure that, after the making of that deduction, withholding or payment, Bankers or any other party receives on the due date and retains (free from any liability in respect of any such deduction, withholding or payment) a net sum equal to what it would have received and so retained had no such deduction, withholding or payment been required or made; and

		(iv)	within 30 days after paying any sum from which
it is required by law to make any deduction or withholding, and within 30 days after the due date of payment of any Tax or other amount which it is required by clause (ii) above to pay, Huntway shall deliver to Bankers evidence satisfactory to Bankers of such deduction, withholding or payment and of the remittance thereof to the relevant taxing or other authority.

		SECTION 2.09. Superpriority Nature of Obligations. All Obligations shall constitute allowed administrative expense claims against Huntway in the Chapter 11 Case with priority under Section 364(c)(1) of the Bankruptcy Code over any and all other administrative expenses of the kind specified or ordered pursuant to any provision of the Bankruptcy Code, including, but not limited to, Sections 105, 326, 328, 503(b), 506(c), 507(a), 507(b) and 726 of the
Bankruptcy Code; provided that such Section 364(c)(1) claims shall be subject to: (i) unpaid professional fees and expenses allowed in the Chapter 11 Case in an aggregate amount (determined without regard to fees and expenses incurred before the delivery to Huntway by Bankers of a notice imposing the limitations in this paragraph) not to exceed $350,000 (exclusive of any fees payable to counsel to the Bankers pursuant to Section 7.07 hereof) and (ii) fees payable to the United States Trustee pursuant to 28 U.S.C. 1930(a)(6).

		SECTION 2.10.  Collateral.  Huntway hereby grants
Bankers a security interest in and Lien on all of its right, title and interest to the Collateral to secure the Obligations. The Lien securing the Obligations shall be a first priority Lien on the Collateral to the extent provided in the Orders.


	ARTICLE III
	CONDITIONS OF EFFECTIVENESS AND ISSUANCE

		SECTION 3.01. Condition Precedent to Effectiveness of this Agreement. This Agreement shall become effective, and the Existing Letters of Credit and the IDB Letter of Credit shall be deemed to have been issued hereunder upon satisfaction of the following conditions:

	(a)	Huntway Documents.  On or before the Effective Date,
Huntway shall deliver to Bankers the following each, unless otherwise noted, dated the Effective Date:


			1.	Certified copies of its Amended and
Restated Agreement of Limited Partnership and all amendments thereto, together with a good standing certificate from the Secretary of State of the State of Delaware, dated a recent date prior to the Effective
Date;

			2.	Resolutions of the Board of Directors of
Reprise Holdings, Inc. the general partner the General
Partner of Huntway, approving and authorizing the commencement of the Chapter 11 Case and the execution, delivery, and performance of this Agreement and the Related Documents, certified as of the Effective Date by its corporate secretary or an assistant secretary as being in full force and effect without modification or amendment;

			3.	Signature and incumbency certificates of
its officers executing this Agreement and the Related
Documents; and

			4.	Executed copies of this Agreement.

	(b)	Fees.  Bankers shall have received payment by Huntway
of all fees referred to in Section 5.01(b) and any other amounts which are due and payable to Bankers upon effectiveness of this Agreement.

	(c)	Orders.  Bankers shall have received a certified copy
of the Interim Order or, if there is no Interim Order, the Final Order; and the Interim Order or Final Order, as the case may be, shall have been entered by the Court and be in full force and effect, and shall not have been stayed, reversed, vacated, modified, amended or rescinded.

	(d)	No Other Orders.  Except for the Orders and the Cash
Collateral Order, no order of the Court shall have been entered (i) authorizing Huntway to borrow money pursuant to
Section 364 of the Bankruptcy Code from any other entity or to obtain any other credit from any other entity secured by a lien or security interest on any of their respective assets pursuant to section 364(c) or (d) of the Bankruptcy Code or
(ii) affording any creditor adequate protection under sections
361-364 of the Bankruptcy Code by granting a lien or security interest in any Collateral (unless the lien or security interest is junior to all of the liens and security interests granted under this Agreement, the Cash Collateral Order and the prepetition liens and security interests of the Secured
Lenders and provided that all such junior liens do not secure indebtedness in excess of $100,000 in the aggregate).

	(f)	Cash Collateral Order.  Bankers shall have received a
certified copy of the Cash Collateral Order and the Cash
Collateral Order shall have been entered by the Court and be in full force and effect, and shall not have been stayed, reversed, vacated, modified, amended or rescinded.

	(g)	Consents to Plan of Reorganization.  Huntway shall
have received ballots sufficient for acceptance of its proposed Plan of Reorganization, which Plan of Reorganization shall be in form and substance satisfactory to Bankers, to permit the Court to confirm such Plan of Reorganization.

		SECTION 3.02. Conditions Precedent to Issuance or Amendment of each Letter of Credit and the IDB Letter of Credit. The obligation of Bankers to issue or amend each Letter of Credit and the IDB Letter of Credit shall be subject to the following further conditions precedent:

		(a)	On or before the date of issuance or amendment
of each Letter of Credit or the IDB Letter of Credit, Bankers shall have received, in accordance with the provisions of Section 2.01C, an originally executed
Notice of Issuance of Letter of Credit signed by a Designated Officer requesting such issuance or amendment, all other information specified in Section 2.01C and such other documents as Bankers may reasonably require in connection with the issuance or amendment of such Letter of Credit or the IDB Letter of Credit;

		(b)	As of the date of issuance or amendment of such
Letter of Credit or the IDB Letter of Credit, as the case may be:

			1.	The representations and warranties
contained herein and in the Related Documents shall be true, correct and complete in all material respects on and as of that date of issuance or amendment to the same extent as though made on and as of that date;

			2.	No event shall have occurred and be
continuing or would result from the issuance or amendment of such Letter of Credit or the IDB Letter of Credit which would constitute an Event of Default or a Potential Event of Default;

			3.	Huntway shall have performed in all
material respects all agreements and satisfied all conditions which this Agreement provides shall be performed and satisfied by them on or before such issuance or amendment of such Letter of Credit or the IDB Letter of Credit;

			4.	No order, judgment or decree of any court,
arbitrator or governmental authority shall purport to enjoin or restrain Bankers from issuing or amending such Letter of Credit or the IDB Letter of Credit;
and

			5.	There shall not be pending or, to the
knowledge of Huntway, threatened, any action, suit, proceeding, governmental investigation or arbitration against or affecting Huntway or Sunbelt or any property of Huntway or Sunbelt that has not been disclosed by Huntway or Sunbelt in writing as required pursuant to Section 5.01(t) prior to the issuance or renewal of the last preceding Letter of Credit or the IDB Letter of Credit (or, in the case of the initial Letter of Credit, prior to the execution of this Agreement), and there shall have occurred no development not disclosed in any such action, suit, proceeding, governmental investigation or arbitration so disclosed that, in either event, in the opinion of Bankers, would be expected to have a Material Adverse Effect.

			6.	The Interim Order or Final Order, as the
case may be, shall not have been modified by the Bankruptcy Court without the consent of Bankers. No order of the Court prohibited in Section 3.01(e) shall have been entered on or prior to such date of issuance or amendment.


	ARTICLE IV
	REPRESENTATIONS AND WARRANTIES

		SECTION 4.01.  Representations and Warranties.
Huntway represents and warrants as follows:

		(a)	Huntway is a limited partnership duly formed and
validly existing under the laws of the State of Delaware;
Huntway has the requisite partnership power and authority to own its properties and to carry on its businesses as now conducted and as proposed to be conducted; Huntway has the requisite partnership power and authority to enter into and perform this Agreement and each Related
Document to which it is a party; Huntway is in good standing in the State of Delaware and wherever necessary to carry on its present business and operations, except in jurisdictions in which the failure to be in good standing has and will have no material adverse effect on the conduct of the business of Huntway;

		(b)	The execution, delivery and performance of this
Agreement and the Related Documents to which it is a party have been duly authorized by all necessary partnership action by Huntway.

		(c)	Upon entry of the Interim Order (or if there is
no Interim Order, the Final Order), this Agreement and each Related Document to which Huntway is a party will be the legal, valid and binding obligations of Huntway enforceable against it in accordance with their respective terms.

		(d)	Upon entry of the Interim Order (or if there is
no Interim Order, the Final Order), the execution and delivery of this Agreement and the Related Documents, the consummation of the transactions herein and therein contemplated and the fulfillment of or compliance with the terms and conditions hereof and thereof will not in any material respect conflict with or constitute a violation or breach of or default (with due notice or the passage of time or both) under the certificate of limited partnership or agreement of limited partnership of Huntway or any applicable law or administrative rule or regulation, or any applicable court or administrative decree or order, or any trust agreement, mortgage, deed of trust, loan agreement, material lease, material contract or other material agreement or instrument to which Huntway or Sunbelt is a party or by which either of them or their respective properties are otherwise subject or bound (in each case, with respect to which the performance has not been excused by the Bankruptcy Code), or result in the creation or imposition of any Lien of any nature whatsoever, other than a Permitted Lien, upon any of the property or assets of Huntway. Huntway is not a party to, or otherwise subject to, any provision contained in any instrument evidencing Indebtedness of Huntway, any agreement relating thereto or any other contract or agreement, including its certificate of limited partnership or agreement of limited partnership
(in each case, with respect to which the performance has not been excused by the Bankruptcy Code) which limits the amount of, or otherwise imposes restrictions on the incurring of the Obligations.

		(e)	Upon entry of the Interim Order (or if there is
no Interim Order, the Final Order), no consent or approval of any trustee, holder of any indebtedness of Huntway or any other Person, and no consent, permission, authorization, order or license of, or filing or registration with, any governmental authority is necessary in connection with the execution and delivery of this Agreement or the Related Documents, the consummation of any transaction herein or therein contemplated, or the fulfillment of or compliance with the terms and conditions hereof or thereof, except as have been obtained or made and as are in full force and effect.

		(f)	Except as set forth on Schedule II attached
hereto, there is no action, suit, proceeding, inquiry or investigation before or by any court or federal, state, municipal or other governmental authority or arbitrator or other Person, pending or, to the knowledge of Huntway after reasonable inquiry and investigation, threatened against or affecting Huntway or any of its Subsidiaries or the assets, properties or operations of Huntway or any of its Subsidiaries which, if determined adversely to Huntway or any of its Subsidiaries or their respective interests, would be reasonably likely to have a Material
Adverse Effect upon the consummation of the transactions contemplated by or the fulfillment or compliance with the terms and conditions, or the legality, validity or enforceability, of this Agreement or the Related
Documents, or upon the financial condition, assets, properties or operations of Huntway and its Subsidiaries, taken as a whole, and neither Huntway nor any of its Subsidiaries is in default (and no event has occurred and is continuing which with the giving of notice or the passage of time or both could constitute a default) with respect to any order or decree of any court or any order, regulation or demand of any federal, state, municipal or other governmental authority or arbitrator or other
Person, which default would be reasonably likely to have consequences that would materially and adversely affect the consummation of the transactions contemplated by this Agreement or the Related Documents, or the financial condition, assets, properties, prospects or operations of Huntway and its Subsidiaries, taken as a whole, or their respective properties.

		(g)	Except as set forth on Schedule III attached
hereto, all tax returns (federal, state and local) required to be filed by or on behalf of Huntway and its Subsidiaries have been filed, and all taxes shown thereon to be due, including interest and penalties, except such, if any, as are being actively contested by Huntway or any of its Subsidiaries in good faith, have been paid or adequate reserves have been made for the payment thereof, which reserves, if any, are reflected in the financial statements described in subsection (h) of this Section.

		(h)	The audited consolidated balance sheet of
Huntway as at December 31, 1995, and the related statements of income and changes in partners' equity were prepared in conformity with GAAP and present fairly the financial position of Huntway and its Subsidiaries as at such date, and since December 31, 1995, there has been no material adverse change in the financial condition, assets, liabilities, properties, prospects or results of operations of Huntway and its Subsidiaries, taken as a whole. Neither Huntway nor any of its Subsidiaries has any material Guaranty or Indebtedness, contingent obligation, contingent liability or liability for taxes, long term lease or unusual forward or long-term commitment that is not reflected in the foregoing financial statements or the notes thereto and that in any case is material in relation to the business, operations, properties, assets, condition (financial or otherwise) or prospects of Huntway and its Subsidiaries, taken as a whole.

		(i)	Huntway and its Subsidiaries have good and
marketable title to all their respective properties and assets reflected in the most recent consolidated balance sheet referred to in Section 4.01(h), except for assets acquired or disposed of in the ordinary course of business since the date of such consolidated balance sheet or financial statements or as otherwise permitted hereunder, and all such properties and assets are free from any adverse Lien of any kind whatsoever, excepting only Permitted Liens.

		(j)	(i)	Except as set forth on Schedule VI hereto
or disclosed in writing to Bankers prior to the date hereof, Huntway and each of its ERISA Affiliates are each in compliance in all material respects with all applicable provisions of ERISA and the regulations and published interpretations thereunder with respect to each Employee Benefit Plan, and have performed all their obligations under each Employee Benefit Plan.

			(ii)	Except as set forth on Schedule VI hereto,
no ERISA Event has occurred or is reasonably expected to occur with respect to any Employee Benefit Plan.

			(iii)	Except to the extent required under
Section 4980B of the Internal Revenue Code or applicable state continuation coverage laws, no Employee Benefit Plan provides health or welfare benefits (through the purchase of insurance or otherwise) for any retired or former employees of Huntway or any of its ERISA Affiliates.

			(iv)	As of the most recent valuation date for
any Pension Plan, the amount of unfunded benefit liabilities (as defined in Section 4001(a)(18) of ERISA), individually or in the aggregate for all Pension Plans (excluding for purposes of such computation any Pension Plans with respect to which assets exceed benefit liabilities), does not exceed
$250,000.

		(k)	Except as set forth on Schedule IV attached
hereto, Huntway and each of its Subsidiaries has complied with all statutes, regulations and other laws of all governmental authorities, including environmental laws and regulations, applicable to Huntway and its Subsidiaries except those statutes, regulations and other laws that if violated or breached by Huntway or any of its Subsidiaries would not be reasonably expected to have a Material Adverse Effect.

		(l)	Neither Huntway nor any of its Subsidiaries is
subject to regulation under the Public Utility Holding
Company Act of 1935, the Federal Power Act, the
Interstate Commerce Act, the Investment Company Act of
1940 or any other federal or state statute or regulation that may limit Huntway's ability to incur Indebtedness or that may otherwise render all or any portion of the Obligations unenforceable. Neither Huntway nor any of its Subsidiaries is engaged principally, or as one of its important activities, in the business of extending credit for the purchase of stock or other securities.

		(m)	No information furnished by (or on behalf of)
Huntway to Bankers in connection with this Agreement or the Related Documents includes any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements made in such information, in the light of the circumstances in which they were made, not misleading in any material respect.

		(n)	As of the date hereof, Huntway and its
Subsidiaries possesses all necessary trade names and licenses to conduct its business as now operated without any known conflict with the valid trademarks, tradenames, copyrights, patents, patent rights and licenses or other intangible property rights of others.

		(o)	Huntway does not have a Subsidiary other than
Sunbelt.

		(p)	Except as set forth in Schedule V annexed
hereto:

			(i)	the operations of Huntway and each of its
Subsidiaries (including, without limitation, all operations and conditions at or in the Facilities) comply in all material respects with all Environmental Laws;

			(ii)	Huntway and each of its Subsidiaries have
obtained all Governmental Authorizations under
Environmental Laws necessary to their respective operations, and all such Governmental Authorizations are in good standing, and Huntway and each of its Subsidiaries are in compliance with all material terms and conditions of such Governmental
Authorizations;

			(iii)	neither Huntway nor any of its
Subsidiaries has received (a) any notice or claim to the effect that it is or may be liable to any Person as a result of or in connection with any Hazardous
Materials or (b) any letter or request for information under Section 104 of the Comprehensive
Environmental Response, Compensation, and Liability
Act (42 U.S.C. 9604) or comparable state laws, and, to the best of Huntway's knowledge, none of the operations of Huntway or any of its Subsidiaries is the subject of any federal or state investigation relating to or in connection with any Hazardous
Materials at any Facility or at any other location;

			(iv)	none of the operations of Huntway or any of
its Subsidiaries is subject to any judicial or administrative proceeding alleging the violation of or liability under any Environmental Laws which if adversely determined is reasonably likely to have a Material Adverse Effect;

			(v)	neither Huntway nor any of its Subsidiaries
nor any of their respective Facilities or operations are subject to any outstanding written order or agreement with any governmental authority or private party relating to (a) any Environmental Laws or
(b) any Environmental Claims;

			(vi)	neither Huntway nor any of its Subsidiaries
has any contingent liability in connection with any Release of any Hazardous Materials by Huntway or any of its Subsidiaries;

			(vii)	neither Huntway nor any of its
Subsidiaries nor, to the best knowledge of Huntway, any predecessor of Huntway or any of its Subsidiaries has filed any notice under any Environmental Law indicating past or present treatment or Release of Hazardous Materials at any Facility, and none of Huntway's or any of its Subsidiaries' operations involves the generation, transportation, treatment, storage or disposal of hazardous waste, as defined under 40 C.F.R. Parts 260-270 or any state equivalent except to the extent any such activity is conducted in compliance with all applicable laws;

			(viii)	no Hazardous Materials exist on, under
or about any Facility in a manner that has a reasonably possibility of giving rise to an Environmental Claim having a Material Adverse Effect, and neither Huntway nor any of its Subsidiaries has filed any notice or report of a Release of any Hazardous Materials that has a reasonable possibility of giving rise to an Environmental Claim having a Material Adverse Effect;

			(ix)	neither Huntway nor any of its Subsidiaries
nor, to the best knowledge of Huntway, any of their respective predecessors has disposed of any Hazardous
Materials in a manner that has a reasonable possibility of giving rise to an Environmental Claim having a Material Adverse Effect;

			(x)	no underground storage tanks or surface
impoundments are on or at any Facility; and

			(xi)	no Lien in favor of any Person relating to
or in connection with any Environmental Claim has been filed or has been attached to any Facility.

		The representations and warranties made by Huntway in the Related Documents are hereby incorporated by reference herein.


	ARTICLE V
	COVENANTS OF HUNTWAY

		SECTION 5.01. Covenants. Huntway covenants and agrees that, so long as the Commitment hereunder shall be in effect and until termination or expiration of the Total
Letters of Credit and reimbursement of all amounts owing in respect thereof, unless Bankers shall otherwise give prior written consent, Huntway shall perform all covenants in this
Section 5.01.

		(a)	Cash Collateral Order.  Huntway hereby agrees,
unless Bankers shall otherwise give prior written consent, to perform all covenants set forth in the Cash Collateral Order and said covenants are hereby incorporated herein by this reference with the same effect as though set forth in their entirety herein.

		(b)	Payment of Fees Under Prepetition Letter of
Credit Agreement. Huntway shall pay to Bankers all fees and commissions due under the Prepetition Letter of Credit
Agreement with respect to the Existing Letters of Credit and the IDB Letter of Credit accrued and unpaid on the Effective
Date. The obligation of Huntway to pay such amount shall be a payment obligation hereunder, included within the term
"Obligations".

		(c)	Financial Reports.	 Huntway will deliver to
Bankers the following reports and information:

			(i)	Not later than the second Business Bay
following the end of each week, Huntway will deliver to Bankers statements of cash receipts and disbursements
(including the beginning and ending ledger cash balance for that week).

			(ii)	Not later than the third Business Day
following the end of each week, Huntway will deliver to Bankers a flash report for Huntway's gross margin for such week in reasonable detail.

			(iii)	Not later than the 10th day after the end
of each calendar month, Huntway will deliver to Bankers flash projections of Huntway's gross profit for such month in reasonable detail.

			(iv)	Not later than the 15th day after each
calendar month, Huntway will provide to Bankers comparative statements of operations-consolidated in a manner consistent with such reports previously delivered pursuant to the Collateralized Note Indenture.

			(v) Not later than the 30th day following the end of each calendar month, Huntway will deliver to Bankers statements of actual versus budgeted revenues and expenditures for such month.

			(vi)	Not later than the 30th day following the
end of each calendar month, Huntway will deliver to Bankers statements financial statements prepared in a manner consistent with those delivered pursuant to the Collateralized Note Indenture.

			(vii)	Not later than the 10th Business Day
following the end of each calendar month, Huntway will deliver to Bankers statements of its accounts receivable and accounts payable aging for such month.

			(viii)	Not later than the fifth Business Day
following the end of each calendar month, Huntway will deliver to Bankers a statement setting forth the type of the obligations supported by each Letter of Credit outstanding during such month.

			(ix)	As soon as practicable after any reasonable
request therefor, Huntway shall furnish any additional financial reports and information reasonably requested by Bankers.

		(d)	Maintenance of Existence; Compliance with Laws.
Huntway will do or cause to be done all things necessary to preserve and keep in full force and effect its partnership existence and the corporate or partnership existence, as the case may be, of each Subsidiary and all rights, privileges, franchises, permits, licenses, patents, patent rights and other authority which if not so preserved or kept in full force and effect would have a Material Adverse Effect on the business of Huntway and its Subsidiaries taken as a whole.
Huntway and its Subsidiaries will at all times conduct their business in an orderly manner without voluntary interruption and shall exercise all reasonable diligence in order to comply with the requirements of all material applicable laws, rules, regulations, licenses, permits and orders of any governmental authority, noncompliance with which could materially and adversely affect the business, properties, assets, operations or condition (financial or otherwise) of Huntway and its Subsidiaries taken as a whole.

		(e)	Payment of Taxes and Other Claims.

			(i)	Except as excused by the Bankruptcy Code or
by an applicable order of the Court, Huntway will, and will cause each of its Subsidiaries to, pay all taxes, assessments and other governmental charges imposed upon it or any of its properties or assets or in respect of any of its franchises, business, income or property before any penalty or interest accrues thereon, and all claims (including, without limitation, claims for labor, services, material and supplies) of sums which have become due and payable and which by law have or may become a Lien upon any of its properties or assets, prior to the time when any penalty or fine shall be incurred with respect thereof; provided that no such charge or claim need be paid if being contested in good faith by appropriate proceedings promptly instituted and diligently conducted and if such reserve or other appropriate provision, if any, as shall be required in conformity with GAAP shall have been made therefor.

			(ii)	Huntway will not, nor will it permit any of
its Subsidiaries to, file or consent to the filing of any consolidated income tax return with any Person (other than its Subsidiaries and Reprise).

		(f)	Limitation on Indebtedness.

		Huntway will not, and will not permit any of its Subsidiaries to, directly or indirectly, create, incur, assume, guarantee, or otherwise become or remain directly or indirectly liable with respect to, any Indebtedness, except:

			(i)	Huntway may become and remain liable with
respect to the Obligations;

			(ii)	Huntway may remain liable with respect to
Indebtedness existing on the Petition Date without giving effect to any supplemental borrowings or incremental incurrences thereof;

			(iii)	Huntway and its Subsidiaries may
become and remain liable with respect to hedging agreements relating to the price of crude oil in an amount (including hedging agreements in existence as of the Petition Date) not to exceed $1,500,000;

			(iv)	Sunbelt may remain liable with respect to
the IDB Bonds so long as it continues to own the property described in Exhibit A hereto as the Pinal Property; and

			(v)	Huntway may become and remain liable with
respect to the Contingent Obligations permitted by
Section 5.01(r).

		(g)	Limitation on Restricted Junior Payments;
Payments On Pre-Petition Indebtedness.

			(i)	Huntway and its Subsidiaries will not,
directly or indirectly, declare, order, pay, make or set apart any sum for any Restricted Junior Payment;

			(ii)	Huntway and its Subsidiaries will not,
directly or indirectly, declare order, pay, make or set apart any sum for any payment or prepayment of any Prepetition Indebtedness or any other claim or obligation existing on the Petition Date other than payments Huntway has sought Court approval to make pursuant to a motion filed on the Petition Date.

		(h)	Limitation on Restrictions Affecting
Subsidiaries. Huntway will not, and will not permit any Subsidiary to, create or otherwise cause or suffer to exist or become effective any consensual encumbrance or restriction of any kind on the ability of any Subsidiary to (a) pay dividends or make any other distribution on any of such Subsidiary's capital stock or partnership interests owned by Huntway or any Subsidiary of Huntway, (b) pay any Indebtedness owed to Huntway or any other Subsidiary of Huntway, (c) make loans or advances to Huntway or any other Subsidiary of Huntway or
(d) transfer any of its property or assets to Huntway or any other Subsidiary of Huntway.

		(i)	Limitation on Liens.  Huntway will not, and will
not permit any of its Subsidiaries to, directly or indirectly, create, incur, assume or permit to exist any Lien on or with respect to any of its properties or assets or the properties or assets of any of its Subsidiaries, respectively, whether now owned or hereafter acquired, or any income or profits therefrom, except:

			(i)	Permitted Liens;

			(ii)	Liens existing on the Petition Date, which
(other than Permitted Liens) are listed on
Schedule VII;

			(iii)	Liens created pursuant to the terms of
the Cash Collateral Order; and

			(iv)	Liens securing the Obligations.

provided that none of the Liens described in clauses (ii) or
(iii) shall be pari passu with or senior to the Liens or in the Collateral securing the Obligations.

		(j)	Restrictions on Acquisitions of Subsidiaries.
Huntway will not, nor will it permit any Subsidiary to, acquire or form any Subsidiaries.

		(k)	Inspection.  Huntway will permit authorized
representatives of Bankers, at the expense of Bankers, to visit and inspect properties of Huntway or any of its Subsidiaries, including its and their financial and accounting records, and to make copies and take extracts therefrom, and to discuss its and their affairs, finances and accounts with its and their officers and independent public accountants, all upon reasonable notice to Huntway and at such reasonable times during normal business hours and as often as may be reasonably requested. Bankers shall agree to hold nonpublic information received from Huntway pursuant to this clause (k) in confidence pursuant to a confidentiality agreement in form and substance reasonably satisfactory to Bankers and Huntway.

		(l)	Maintenance of Properties and Insurance.
Huntway will cause all material properties owned by or leased to it or any Subsidiary and used or useful in the conduct of its business or the business of such Subsidiary to be maintained and kept in normal condition, repair and working order and supplied with all necessary equipment and will cause to be made all necessary repairs, renewals, replacements, betterments and improvements thereof, all as in the judgment of Huntway may be necessary, so that the business carried on in connection therewith may be properly and advantageously conducted at all times. Huntway will provide or cause to be provided, for itself and the Subsidiaries, insurance against loss or damage of the kinds customarily insured against by entities similarly situated and owning like properties, including, but not limited to, products liability insurance and public liability insurance, with reputable insurers or with the government of the United States of America as an agency or instrumentality thereof, in such amounts with such deductibles and by such methods as shall be customary for entities similarly situated in the industry.

		(m)	Transactions with Partners and Affiliates.
Huntway will not, and will not permit any of its Subsidiaries to, directly or indirectly, enter into or permit to exist any transaction (including, without limitation, the purchase, sale, lease or exchange of any property or the rendering of any service) with any holder of 5% or more of the total partnership interests in Huntway, or with an Affiliate of Huntway or of any such holder, on terms that are less favorable to Huntway or that Subsidiary, as the case may be, than those which might be obtained at the time from Persons who are not such a holder or Affiliate; provided that the foregoing restriction shall not apply to transactions with a partner or its Affiliate pursuant to or permitted by the relevant agreement of limited partnership.

		(n)	Cumulative Cash Flow.  Huntway will not permit
Cumulative Operating Cash flow at any time after the Petition
Date to be less than $1.00.  As used herein, "Cumulative
Operating Cash Flow" means, for any period, Huntway's gross sales during such period minus cost of goods sold during such period minus the following types of processing costs paid in cash during such period: heating, chemicals, supplies, salaries and wages, health/disability/workers' compensation insurance, retirement plan and bonus, facilities rent, electricity, repairs and maintenance, turnaround costs, insurance, taxes and licenses, waste disposal/treatment, other environmental costs, training and other, and reserve provision.

		(o)	Sale of Assets.  Huntway will not, and will not
permit any of its Subsidiaries to, sell, lease, transfer, or otherwise dispose of (or apply to the Court for authority to do so) any of its property or assets (other than cash or cash equivalents) except (i) sales of inventory in the ordinary course of business; sales of obsolete or damaged equipment.

		(p)	Fundamental changes.  Huntway will not, and will
not permit any of its Subsidiaries to (i) sell, lease, transfer or otherwise dispose of (or apply to the Court for authority to do so) all or substantially all, of its property and assets to any other person or entity or consolidate with or merge into, directly or indirectly any other partnership or corporation or permit any corporation or partnership to merge into Huntway or any of its Subsidiaries, (ii) modify its agreement of limited partnership or make any change in its capital structure.

		(q)	Compliance with Collateral Documents.  Huntway
will comply with all of the terms, covenants and provisions set forth in the Existing Collateral Documents.

		(r)	Waiver of Stay, Extension or Usury Laws.
Huntway covenants (to the extent that it may lawfully do so) that it will not at any time insist upon, or plead, or in any manner whatsoever claim or take the benefit or advantage of, any stay or extension law or any usury law or other law, which would prohibit or forgive Huntway from paying all or any portion of the Obligations, wherever enacted, now or any time hereafter in force, or which may affect the covenants or the performance of this Agreement; and (to the extent that it may lawfully do so) Huntway hereby expressly waives all benefit or advantage of any such law, and covenants that it will not hinder, delay or impede the execution of any power herein granted to Bankers, but will suffer and permit the execution of every such power as though no such law had been enacted.

		(s)	Limitation on Investments, Loans and Advances.
Huntway will not, nor will it permit any Subsidiary to, make any advance, loan, extension of credit or capital contribution to, or purchase any stock, bonds, notes, debentures or other securities of, or make any other investment in, any Person, except (a) extensions of trade credit in the ordinary course of business and investments in Cash Equivalents; (b) advances to employees in the ordinary course of business which shall not exceed $5,000 to any single employee and $36,000 in the aggregate to all employees at any time outstanding; and
(c) hedging transactions relating to crude oil purchases otherwise permitted hereunder.

		(t)	Limitation on Expenditures.  Huntway will not
permit its expenditures in the period covered by the Budget attached hereto as Exhibit E for any item to exceed by ten percent (10%) or more the amount for such item set forth in the Budget attached hereto as Exhibit E. Not less than ten days before the end of each period covered by the Budget attached hereto as Exhibit E (as revised from time to time in accordance with the terms hereof), Huntway shall deliver to Bankers a revised budget in the same form as the budget attached hereto as Exhibit E for the 4 week period immediately following the period covered by the budget then in effect. If
Bankers approves such revised budget, than such revised budget shall replace the budget then in effect on the last day of the period covered thereby, and Huntway shall thereafter comply with such revised budget. If Bankers does not approve such revised Budget, Banker's commitment to issue or renew Letters of Credit shall expire on the last day of the budget then in effect.

		(u)	Contingent Obligations.  Huntway will not, and
will not permit any of its Subsidiaries to, directly or indirectly, create or become or be liable with respect to any Contingent Obligation, except:

			(i)	Contingent Obligations in respect of the
Obligations;

			(ii)	guarantees resulting from endorsement of
negotiable instruments for collection in the ordinary course of business;

			(iii)	Huntway and its Subsidiaries may
become and remain liable with respect to hedging agreements relating to the price of crude oil in an amount (including hedging agreements in existence on the Petition Date) not to exceed $1,500,000; and

			(iv)	Contingent Obligations existing prior to
the Petition Date.

		(v)	Conduct of Business.  Huntway will not, and will
not permit any of its Subsidiaries to, engage in any business other than the business engaged in by Huntway and its Subsidiaries on the Effective Date and substantially similar or related businesses and any other businesses which in the aggregate are not material to Huntway and its Subsidiaries taken as a whole.

		(w)	Environmental Covenants.

			(i)	Huntway shall, and shall cause each of its
Subsidiaries to, exercise all due diligence in order to comply and cause (a) all tenants under any leases or occupancy agreements affecting any portion of the Facilities and (b) all other Persons on or occupying such property, to comply with all Environmental Laws in all material respects.

			(ii)	Huntway agrees that Bankers may, from time
to time and in its sole and absolute discretion, upon obtaining knowledge of a Release of Hazardous Materials or any violation of any Environmental Laws which has a reasonable possibility of creating a liability to Huntway or adversely impacting the value of any real property owned, operated or used by Huntway, retain, at Huntway's expense, an independent professional consultant to review any report relating to Hazardous Materials prepared by or for Huntway and to conduct its own investigation of any Facility currently owned, leased, operated or used by Huntway or any of its Subsidiaries, and Huntway agrees to use its best efforts to obtain permission for such professional consultant to conduct its own investigation of any Facility previously owned, leased, operated or used by Huntway or any of its Subsidiaries. Huntway hereby grants to Bankers and its agents, employees, consultants and contractors, the right to enter into or on the Facilities currently owned, leased, operated or used by Huntway or any of its Subsidiaries to perform such tests on such property as are reasonably necessary to conduct such a review and/or investigation. Any such investigation of any Facility shall be conducted, unless otherwise agreed to by Huntway and Bankers, during normal business hours and, to the extent reasonably practicable, shall be conducted so as not to interfere with the ongoing operations at any such Facility or to cause any damage or loss to any property at such Facility. Any report of any investigation conducted at the request of Bankers pursuant to this Section 5.01(t) will be obtained and shall be used by such Bankers for Bankers' internal business purposes, to monitor compliance with this Agreement and to protect Bankers' security interests created by this Agreement. A copy of any such report shall be delivered to Huntway with the understanding that Huntway acknowledges and agrees that (a) it will indemnify and hold harmless Bankers from any costs, losses or liabilities relating to Huntway's use of or reliance on such report, and (b) by delivering such report to Huntway, Bankers is not requiring or recommending the implementation of any suggestions or recommendations contained in such report.

			(iii)	Huntway shall promptly advise Bankers
in writing and in reasonable detail of (a) any Release of any Hazardous Materials required to be reported to any federal, state or local governmental or regulatory agency under any applicable Environmental Laws, (b) any and all written communications with respect to any Environmental
Claims that have a reasonable probability of giving rise to a Material Adverse Effect or with respect to any Release of Hazardous Materials required to be reported to any federal, state or local governmental or regulatory agency, (c) any remedial action taken by Huntway or any other Person in response to (x) any Hazardous Materials on, under or about any Facility, the existence of which has a reasonable probability of resulting in an Environmental Claim having a Material Adverse Effect, or
(y) any Environmental Claim that could have a Material
Adverse Effect, (d) Huntway's discovery of any occurrence or condition on any real property adjoining or in the vicinity of any Facility that could cause such Facility or any part thereof to be subject to any restrictions on the ownership, occupancy, transferability or use thereof under any Environmental Laws, and (e) any written request for information from any governmental agency relating to Huntway's or any of its Subsidiaries' potential responsibility for a Release of Hazardous Materials.

			(iv)	Huntway shall promptly notify Bankers of
(a) any proposed acquisition of stock, assets, or property by Huntway or any of its Subsidiaries that could reasonably be expected to expose Huntway or any of its Subsidiaries to, or result in, Environmental Claims that could have a Material Adverse Effect or that could reasonably be expected to have a material adverse effect on any Governmental Authorization then held by Huntway or any of its Subsidiaries and (b) any proposed action to be taken by Huntway or any of its Subsidiaries to commence new and substantially different manufacturing, industrial or other operations that could reasonably be expected to subject Huntway or any of its Subsidiaries to additional laws, rules or regulations, including, without limitation, laws, rules and regulations requiring additional environmental permits or licenses.

			(v)	Huntway shall, at its own expense, provide
copies of such documents or information as Bankers may reasonably request in relation to any matters disclosed pursuant to this Section 5.01(w).

			(vi)	Huntway shall promptly take, and shall
cause each of its Subsidiaries promptly to take, any and all necessary remedial action in connection with the presence, storage, use, disposal, transportation or Release of any Hazardous Materials on, under or about any Facility in order to comply with all applicable
Environmental Laws and Governmental Authorizations in all material respects. In the event Huntway or any of its Subsidiaries undertakes any remedial action with respect to any Hazardous Materials on, under or about any Facility, Huntway or such Subsidiary shall conduct and complete such remedial action in compliance with all applicable Environmental Laws, and in accordance with the policies, orders and directives of all federal, state and local governmental authorities, in each case in all material respects, except when, and only to the extent that, Huntway's or such Subsidiary's liability for such presence, storage, use, disposal, transportation or discharge of any Hazardous Materials is being contested in good faith by Huntway or such Subsidiary.

		(x)	Chapter 11 Claims.  Without limiting the
provisions of subsection 5.01(i) hereof, Huntway shall not incur, create, assume, suffer or permit any claim against it, as debtor in possession, or any of the property of the estate in the Chapter 11 Case (other than the claims described in the proviso contained in Section 2.09 but only to the extent therein described) to be pari passu with or senior to the claims of Bankers against Huntway in respect of the Obligations, or apply to the Court for authority to do so.


	ARTICLE VI
	EVENTS OF DEFAULT

		SECTION 6.01.	Events of Default.

		The occurrence of any of the following events shall be an "Event of Default:"

		(i)	Huntway shall fail to pay any amount payable
hereunder when due and continuance of such default for a period of three days; or

		(ii)	Huntway shall use any Letter of Credit for a
purpose other than that specified in the Notice of Issuance of Letter of Credit delivered with respect thereto or for any purpose not permitted by Section
2.01D; or

		(iii)	The Letter of Credit Usage shall exceed
$17,500,000 at any time; or

		(iv)	Any representation or warranty made by Huntway
herein, or by Huntway (or any of its officers) in connection with this Agreement or any Related Document shall prove to have been incorrect when made; or

		(v)	Huntway shall fail to perform or observe any
other term, covenant or agreement contained in this Agreement (including those incorporated herein by reference) and any such failure shall remain unremedied for 15 days after written notice thereof shall have been given to Huntway by Bankers; provided that an Event of Default shall occur without regard to the giving of notice or lapse of time if Huntway shall fail to perform or observe the covenants set forth in the Cash Collateral
Order, which are incorporated herein by reference; or

		(vi)	Any material provision of this Agreement shall
at any time for any reason cease to be in full force and effect or shall be declared to be null and void, or the validity or enforceability thereof shall be contested by Huntway or any governmental agency or authority, or Huntway shall deny that it has any or further liability or obligation under this Agreement; or

		(vii)	The entry of an order in the Chapter 11
Case authorizing Huntway to obtain either additional financing under Section 364(c) or (d) of the Bankruptcy
Code or any financial accommodation outside the ordinary course of business, or authorizing any Person to recover from any portions of the Collateral any costs or expenses of preserving or disposing of such collateral under
Section 506(c) of the Bankruptcy Code, or authorizing under Section 363(c) of the Bankruptcy Code the use of cash collateral in which Bankers has an interest without the prior written consent of Bankers; or

		(viii)	the appointment of an interim or permanent
trustee in the Chapter 11 Case or the appointment of an examiner in the Chapter 11 Case with expanded powers to operate or manage the financial affairs, the business, or reorganization of Huntway; or

		(ix)	the dismissal of the Chapter 11 Case, or the
conversion of the Chapter 11 Case to a case under Chapter
7 of the Bankruptcy Code;

		(x)	the entry of an order granting relief from or
modifying the automatic stay of Section 362 of the Bankruptcy Code to allow (a) any creditor to execute upon or enforce a Lien on or on any other property or assets of Huntway or (b) the granting of any Lien on any property or assets of the Huntway for the benefit of any state or local environmental or regulatory agency or authority; or

		(xi)	the entry of an order without the prior written
consent of Bankers amending, supplementing, staying, vacating or otherwise modifying any of the Orders or this Agreement or any Related Document or any of Bankers' rights, benefits, privileges or remedies under the Orders, this Agreement or any other Related Document, or staying any of the Orders, or consolidating Huntway with any Person; or

		(xii)	Huntway shall file an application for the
approval of, or there shall arise, any other administrative expense claim (other than those specifically referred to in Section 2.09) having any priority over, or being pari passu with, the administra-tive expense priority of the Obligations arising under this Agreement and the Related Documents; or

		(xiii)	Huntway shall fail to perform or observe
any other term, covenant or condition on its part to be performed under the Cash Collateral Order; or

		(xiv)	the Final Order shall not have been entered
by the Court on or before December 15, 1996; or

		(xv)	the Cash Collateral Order shall terminate or
otherwise cease to be in full force and effect; or

		(xvi) (A) a court having jurisdiction in the premises shall enter a decree which has not been stayed or order for relief in respect of Sunbelt or partners of Huntway holding in excess of 51% of the units of ownership of Huntway (the "Units") (or partners of Huntway holding a lesser percentage of Units which together with the Units of other partners of Huntway which are subject to an order or have taken action described in Section 6.01(xvi) exceeds 51% of the total Units) in an involuntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, which decree or order is not stayed or any other similar relief shall be granted under any applicable federal or state law; or (B) an involuntary case is instituted against Sunbelt or partners of Huntway holding in excess of 51% of the Units (or partners of Huntway holding a lesser percentage of Units which together with the Units of other partners of Huntway which are subject to an order or have taken action described in Section 6.01(xvi) exceeds 51% of the total Units) under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or a decree or order of a court having jurisdiction in the premises for the appointment of a receiver, liquidator, sequestrator, trustee, custodian or other officer having similar powers over Sunbelt or partners of Huntway holding in excess of 51% of the Units (or partners of Huntway holding a lesser percentage of Units which together with the Units of other partners of Huntway which are subject to an order or have taken action described in Section 6.01(xvi) exceeds 51% of the total Units); or over all or a substantial part of its property, shall have been entered; or the involuntary appointment of an interim receiver, trustee or other custodian of Sunbelt or partners of Huntway holding in excess of 51% of the Units (or partners of Huntway holding a lesser percentage of Units which together with the Units of other partners of Huntway which are subject to an order or have taken action described in Section 601(xvi) exceeds 51% of the total Units) for all or a substantial part of its property; or the issuance of a warrant of attachment, execution or similar process against any substantial part of the property of Sunbelt or partners of Huntway holding in excess of 51% of the Units (or partners of Huntway holding a lesser percentage of Units which together with the Units of other partners of Huntway which are subject to an order or have taken action described in Section 6.01(xvi) exceeds 51% of the total Units) and the continuance of any such events in clause (B) for 30 days unless dismissed, bonded or discharged; or

		(xvii)	Sunbelt or partners of Huntway holding in
excess of 51% of the Units (or partners of Huntway holding a lesser percentage of Units which together with the Units of other partners of Huntway which are subject to an order or have taken action described in this Section exceeds 51% of the total Units) shall have an order for relief entered with respect to it or commence a voluntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or shall consent to the entry of an order for relief in an involuntary case, or to the conversion to an involuntary case, under any such law, or shall consent to the appointment of or taking possession by a receiver, trustee or other custodian for all or a substantial part of its property; the making by Sunbelt or partners of Huntway holding in excess of 51% of the Units (or partners of Huntway holding a lesser percentage of Units which together with the Units of other partners of Huntway which are subject to an order or have taken action described in this Section exceeds 51% of the total
Units) of any assignment for the benefit of creditors; or the inability or failure of Huntway, Sunbelt or any of their respective Subsidiaries or partners of Huntway holding in excess of 51% of the Units (or partners of Huntway holding a lesser percentage of Units which together with the Units of other partners of Huntway which are subject to an order or have taken action described in this Section exceeds 51% of the total Units) or the admission by Sunbelt or partners of Huntway holding in excess of 51% of the Units (or partners of Huntway holding a lesser percentage of Units which together with the Units of other partners of Huntway which are subject to an order or have taken action described in this Section exceeds 51% of the total Units) in writing of its inability to pay its debts as such debts become due; or the governing body of Sunbelt or partners of Huntway holding in excess of 51% of the Units
(or partners of Huntway holding a lesser percentage of Units which together with the Units of other partners of Huntway holding a lesser percentage of Units which are subject to an order or have taken action described in this Section exceeds 51% of the total Units) adopts any resolution or otherwise authorizes action to approve any of the foregoing; or

		(xviii)	except as otherwise agreed to by Bankers,
any money judgment, writ or warrant of attachment, or similar process involving in any case an amount in excess of $100,000 not adequately covered by insurance shall be entered or filed against Huntway or any of its Subsidiaries or any of their respective assets and shall remain undischarged, unvacated, unbonded or unstayed for a period of 30 days or in any event later than five days prior to the date of any proposed sale thereunder; or

		(xix) any order, judgment or decree shall be entered against Sunbelt, decreeing the dissolution or split up of Sunbelt and such order shall remain undischarged or unstayed for a period in excess of 30 days; or

		(xx)	any Pension Plan maintained by Huntway or any of
its respective ERISA Affiliates shall be terminated within the meaning of Title IV of ERISA or a trustee shall be appointed by an appropriate United States district court to administer any Pension Plan, or the Pension Benefit Guaranty Corporation (or any successor thereto) shall institute Proceedings to terminate any Pension Plan or to appoint a trustee to administer any Pension Plan if as of the date thereof Huntway's liability or any such ERISA Affiliate's liability (after giving effect to the tax consequences thereof) to the Pension Benefit Guaranty Corporation (or any successor thereto) for unfunded guaranteed vested benefits under the Pension Plans exceeds the then current fair market value of assets accumulated in such Pension Plan by more than $250,000, in the aggregate (or in the case of a termination involving Huntway or any of its ERISA
Affiliates as a "substantial employer" (as defined in Section 4001(a)(2) of ERISA) the withdrawing employer's proportionate share of such excess shall exceed such amount); or

		(xxi) Huntway or any of its ERISA Affiliates as employer under a Multiemployer Plan shall have made a complete or partial withdrawal from such Multiemployer
Plan and the plan sponsor of such Multiemployer Plan shall have notified such withdrawing employer that such employer has incurred a withdrawal liability in an annual amount exceeding $100,000; or

		(xxii) or the protection or security afforded Bankers in any portion of the Collateral is thereby in any material respect impaired for any reason; or for any reason Bankers shall fail to have a valid, perfected and enforceable, first priority security interest in Huntway's right, title and interest in the Collateral to the extent provided in the Orders or Huntway shall contest in any manner that this Agreement constitutes its valid and enforceable agreement or Huntway shall assert in any manner that it has no further obligation or liability under such documents; or

		(xxiii) the General Partner and the Special General Partner shall cease to be the sole general partners of Huntway or Huntway shall cease to be the managing general partner of Sunbelt.

		SECTION 6.02.  Upon an Event of Default.

		(a)	if any Event of Default shall have occurred and
be continuing, Bankers may, in its sole discretion, but shall not be obligated to:

			(i) by notice to Huntway, declare the Commitment of Bankers to issue or amend any Letters of Credit or the IDB Letter of Credit to be terminated, whereupon the same shall forthwith terminate;

			(ii) declare any and all Obligations and the IDB Principal Obligation (x) then owing and (y) that would become owing (including, without limitation, the exchange of the Subordinated Note (Sunbelt IDB) and any Secondary Securities issued with respect thereto for a Subordinated Note (Other) and Subordinated Note (Other) Secondary Securities in like amounts) upon a drawing of any amount available under any Letter of Credit or the IDB Letter of Credit to be immediately due and payable;

			(iii) without notice to Huntway except as required by law and at any time or from time to time, exercise its rights of set-off set forth in Section
7.04;

			(iv)	exercise in respect of the Collateral, in
addition to other rights and remedies provided for herein or otherwise available to Bankers, all the rights and remedies of a secured party upon default under the UCC and all of the rights of a mortgagee of real property or beneficiary of a deed of trust of real property, (including, but not limited to, all rights of a real property mortgagee under the statutory mortgage of each state in which real property included in the Collateral may be located) and Bankers may also, without notice except as specified below, sell the Collateral or any part thereof in one or more parcels at public or private sale, at any exchange, broker's board or at any of Bankers' offices or elsewhere, for cash, on credit or for future delivery, and upon such other terms as Bankers may deem commercially reasonable. Huntway agrees that, to the extent notice of sale shall be required by law, at least 20 days' notice to Huntway of the time and place of any public sale or the time after which any private sale is to be made shall constitute reasonable notification. Bankers shall not be obligated to make any sale of Collateral regardless of notice of sale having been given.
Bankers may adjourn any public or private sale from time to time by announcement at the time and place fixed therefor, and such sale may, without further notice be made at the time and place to which it was so adjourned. Any cash held by Bankers as Collateral and all cash proceeds received by Bankers in respect of any sale of, collection from, or other realization upon all or any part of the Collateral may, in the discretion of Bankers be held as Collateral for, and/or then or at any time thereafter be applied
(after payment of any fees, expenses, costs, charges, reimbursements and similar amounts payable to Bankers pursuant to this Agreement or the Related Documents) in whole or in part by Bankers for benefit against, all or any part of the Obligations in such order as Bankers shall elect. Any surplus of such cash or cash proceeds held by Bankers and remaining after the indefeasible cash payment in full of all the Obligations shall be delivered to the collateral agent for the Secured Lenders as additional collateral for any Prepetition Secured Obligations then outstanding;

			(v) revoke Huntway's right to use cash
collateral in which Bankers has an interest; or

			(vi) exercise any other remedy available to it at law, in equity or otherwise.

		(b)	Huntway hereby agrees that the exercise of any
of the foregoing rights and remedies shall not in any way be delayed, limited, affected or impaired by the provisions of Sections 362 or 105 of the Bankruptcy Code, or any order of the Court issued thereunder or under any other provision of the Bankruptcy Code. Bankers shall have no obligation of any kind to make a motion or application to the Court to exercise the foregoing rights and remedies. Huntway waives any right to seek relief under Bankruptcy Code Section 105 or any other provision of the Bankruptcy Code to the extent that such relief would in any way restrict or impair the foregoing rights and remedies of Bankers. The enumeration of the forego-ing rights and remedies is not intended to be exhaustive and the exercise of any right or remedy shall not preclude the exercise of any other rights or remedies, all of which shall be cumulative and not alternative.


	ARTICLE VII
	MISCELLANEOUS

		SECTION 7.01. Amendments, Etc. No amendment or waiver of any provision of this Agreement, nor consent to any departure by Huntway therefrom, shall in any event be effective unless the same shall be in writing and signed by Bankers and Huntway and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

		SECTION 7.02. Notice, Etc. All notices, demands and other communications provided for hereunder shall, unless otherwise stated herein, be in writing (including telex or facsimile notice with telephonic confirmation) and mailed, sent or delivered, if to Huntway at 25129 The Old Road, Suite
322, Newhall, CA 91381, to the attention of the Chief
Financial Officer, and in the case of telecopy to telecopy no.: (805) 286-1588; if to Bankers, in the case of deliveries or mailings, at its address at Special Loan Group, One BT
Plaza, 130 Liberty Street, New York, New York 10006, and in the case of telecopy, to telecopy no.: (212) 454-3996, in each case Attention: Carl O. Roark, Managing Director, or, as to each party, to such other Person and/or at such other address or number as shall be designated by such party in a written notice to each other party. All such notices and communications shall be effective when mailed or sent, addressed as aforesaid, except that notices to Bankers pursuant to the provisions of Article II shall not be effective until received by Bankers. Notices of any Potential
Event of Default shall be sent by Huntway to Bankers by telex or telecopy (with immediate telephonic confirmation).

		SECTION 7.03. No Waiver; Remedies. No failure on the part of Bankers to exercise, and no delay in exercising, any right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any right hereunder preclude any other or further exercise thereof or the exercise of any other right. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

		SECTION 7.04. Set-off by Bankers; Security Interest in Deposit Accounts. Notwithstanding the provisions of
Section 362 of the Bankruptcy Code and without application or motion to, or receipt of an order from, the Court, upon the occurrence and during the continuance of any Event of Default, Bankers is hereby authorized at any time and from time to time, without notice to Huntway (any such notice being expressly waived by Huntway to the fullest extent permitted by law), to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by Bankers to or for the credit or the account of Huntway against any and all of the Obligations now or hereafter existing under this Agreement, irrespective of whether or not Bankers shall have made any demand hereunder and although such obligations may be contingent or unmatured. Bankers agrees promptly to notify
Huntway after any such setoff and application; provided that the failure to give such notice shall not affect the validity of such setoff and application. Subject to the limitations set forth above, the rights of Bankers under this Section are in addition to other rights and remedies (including, without limitation, other rights of set-off) which Bankers may have.
Huntway hereby grants to Bankers a security interest in all deposits and accounts maintained with Bankers as security for the Obligations.

		SECTION 7.05. Indemnification. Huntway hereby indemnifies and holds Bankers and the officers, directors, employees, agents and Affiliates of Bank (the "Indemnitees") harmless from and against any and all claims, damages, losses, liabilities, costs or expenses (including reasonable attorneys' fees and expenses) which the Indemnitees may incur or which may be claimed against the Indemnitees by any Person:

		(a)	by reason of or in connection with the
execution, delivery or performance of this Agreement, or any Related Document or any transaction contemplated herein (including the issuance or amendment of any Letter of Credit or the IDB Letter of Credit); provided, however, that Huntway shall not be liable under this Section to indemnify the Indemnitees for any claims, damages, losses, liabilities, costs or expenses resulting solely from Bankers' gross negligence or willful misconduct or from other contracts, agreements or instruments to which Bankers is a party, not related to this Agreement; or

		(b)	by reason of or in connection with the execution
and delivery or transfer of, or payment or failure to make lawful payment under, any Letter of Credit or the IDB Letter of Credit; provided, however, that Huntway shall not be required to indemnify the Indemnitees pursuant to this Section for any claims, damages, losses, liabilities, costs or expenses to the extent, but only to the extent, caused by (i) the willful misconduct or gross negligence of Bankers in determining whether a draft or certificate presented under any Letter of Credit or the IDB Letter of Credit complied with such terms of such Letter of Credit or the IDB Letter of Credit or
(ii) Bankers' willful failure to make lawful payment under any Letter of Credit or the IDB Letter of Credit after the presentation to it by the beneficiary thereof of a draft and certificate strictly complying with the terms and conditions of such Letter of Credit or the IDB
Letter of Credit; or

		(c)	the failure of Bankers to honor a drawing under
any Letter of Credit or the IDB Letter of Credit as a result of any act or omission, whether rightful or wrongful, of any present or future de jure or de facto government or governmental authority (all such acts or omissions herein called "Governmental Acts").

Nothing in this Section is intended to limit the other Obligations of Huntway hereunder. Without prejudice to the survival of any other Obligation hereunder, the obligations contained in this Section shall survive the payment in full of all amounts payable pursuant to Article II and the termination of each Letter of Credit, the IDB Letter of Credit and this Agreement.

		SECTION 7.06.  Liability of Parties.

		Except as otherwise expressly set forth in this Agreement, Huntway assumes all risks of the acts or omissions of any beneficiary or transferee of any Letter of Credit or the IDB Letter of Credit with respect to its use of such Letter of Credit or the IDB Letter of Credit. Neither Bankers nor any of its officers or directors shall be liable or responsible (absent gross negligence or willful misconduct (as determined by a court of competent jurisdiction)) for:

		(a)	the use or misuse which may be made of any
Letter of Credit or the IDB Letter of Credit or any acts or omissions of any beneficiary or transferee in connection therewith;

		(b)	the validity, accuracy, sufficiency or
genuineness of documents, or of any endorsement thereon, even if such documents shall prove to be in any or all respects invalid, inaccurate, insufficient, fraudulent or forged;

		(c)	payment by Bankers against presentation of
documents which do not comply with the terms of any Letter of Credit or the IDB Letter of Credit, including failure of any documents to bear any reference or adequate reference to such Letter of Credit or the IDB
Letter of Credit; or

		(d)	failure of the beneficiary of any Letter of
Credit or the IDB Letter of Credit to comply fully with conditions required in order to draw upon such Letter of Credit or the IDB Letter of Credit; or

		(e)	omissions, interruptions or delays in trans-
mission or delivery of any messages, by mail, cable telegraph, telex or otherwise, whether or not they be in cipher; or

		(f)	errors in interpretation of technical terms; or

		(g)	any loss or delay in the transmission or
otherwise of any document required in order to make a drawing under any Letter of Credit or the IDB Letter of Credit or of the proceeds thereof; or

		(h)	the misapplication by the beneficiary of any
Letter of Credit or the IDB Letter of Credit of the proceeds of any drawing thereunder; or

		(i)	any consequences arising from causes beyond the
control of Bankers, including, without limitation, any Governmental Acts; or

		(j)	any other circumstances whatsoever in making or
failing to make payment under any Letter of Credit or the IDB Letter of Credit.

In furtherance and not in limitation of the foregoing, Bankers may accept documents that appear on their face to be in order, without responsibility for further investigation, regardless of any notice or information to the contrary.

		SECTION 7.07. Costs, Expenses and Taxes. Huntway agrees to pay on demand all reasonable costs and expenses incurred in connection with the preparation, execution, delivery, filing, recording and administration of this Agreement and the Related Documents, including, without limitation, the reasonable fees and expenses of counsel for Bankers with respect to advising Bankers as to its rights and responsibilities under this Agreement whether or not any Letter of Credit or the IDB Letter of Credit is issued or amended. Huntway also agrees to pay all reasonable costs and expenses (including reasonable counsel fees and expenses) incurred in connection with (i) the enforcement or amendment of this Agreement or any Related Document in the Chapter 11
Case, thereafter and in or any subsequent insolvency or bankruptcy proceeding, (ii) any action or proceeding relating to a court order, injunction or other process or decree re-straining or seeking to restrain Bankers from paying any amount under any Letter of Credit or the IDB Letter of Credit or (iii) the Plan of Reorganization or the Chapter 11 Case, whether or not in connection with this Agreement. In addition, Huntway shall pay any and all stamp and other taxes and fees payable or determined to be payable in connection with the execution, delivery, filing and recording of this Agreement and the Related Documents (except as otherwise provided herein), and agrees to save Bankers harmless from and against any and all liabilities with respect to or resulting from any delay in paying or omitting to pay such taxes and fees, except to the extent that such liability results from the gross negligence or willful misconduct of Bankers.

		SECTION 7.08. Binding Effect. This Agreement shall become effective when it shall have been executed by Huntway and Bankers and the conditions precedent set forth in Section
3.01 are satisfied and thereafter shall be binding upon Huntway, Huntway's estate, and any trustee appointed in the Chapter 11 Case or any chapter 7 case or any other successor in interest to Huntway notwithstanding the discharge of Huntway pursuant to section 1141 of the Bankruptcy Code, the conversion of either of the Chapter 11 Case to a case under chapter 7 of the Bankruptcy Code or the dismissal of the Chapter 11 Case. This Agreement shall not be subject to
Section 365 of the Bankruptcy Code. Bankers may assign to any Participant all or any part of, or any interest (undivided or divided) in, Bankers' rights and benefits under this Agreement in accordance with Section 2.07.

		SECTION 7.09. Independence of Covenants. All covenants hereunder (including those incorporated herein by reference) shall be given independent effect so that if a particular action or condition is not permitted by any of such covenants, the fact that it would be permitted by an exception to, or would otherwise be within the limitations of, another covenant should not avoid the occurrence of a Potential Event of Default or Event of Default if such action is taken or condition exists.

		SECTION 7.10. Governing Law and Jurisdiction. This Agreement shall be deemed to be a contract made under the laws of the State of New York and for all purposes shall be construed in accordance with the laws of said state, without regard to the principles of conflicts of laws. Any action or proceeding arising out of or relating to this Agreement or any Letter of Credit or the IDB Letter of Credit shall be heard and determined in (a) the United States Bankruptcy Court for the District of Delaware if such action or proceeding is commenced during the Chapter 11 Case and (b) otherwise an appropriate state or federal court in the State of New York.

		SECTION 7.11. Waiver of Jury Trial. EACH OF THE PARTIES TO THIS AGREEMENT HEREBY AGREES TO WAIVE THEIR
RESPECTIVE RIGHTS TO A JURY TRIAL OF ANY CLAIM OR CAUSE OF
ACTION BASED UPON OR ARISING OUT OF THIS AGREEMENT, ANY OF THE RELATED DOCUMENTS, OR ANY DEALINGS BETWEEN THEM RELATING TO
THE SUBJECT MATTER OF ANY LETTER OF CREDIT, THE IDB LETTER OF CREDIT AND THIS AGREEMENT AND THE LENDER/BORROWER RELATIONSHIP THAT IS BEING ESTABLISHED. The scope of this waiver is intended to be all-encompassing of any and all disputes that may be filed in any court and that relate to the subject matter of this transactions, including without limitation, contract claims, tort claims, breach of duty claims, and all other common law and statutory claims. Each party hereto acknowledges that this waiver is a material inducement to enter into a business relationship, that each has already relied on the waiver in entering into this Agreement, and that each will continue to rely on the waiver in their related future dealings. Each party hereto further warrants and represents that each has reviewed this waiver with its legal counsel, and that each knowingly and voluntarily waives its jury trial rights following consultation with legal counsel.
THIS WAIVER IS IRREVOCABLE, MEANING THAT IT MAY NOT BE
MODIFIED EITHER ORALLY OR IN WRITING, AND THE WAIVER SHALL
APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT, THE RELATED DOCUMENTS, OR TO
ANY OTHER DOCUMENTS OR AGREEMENTS RELATING TO ANY LETTER OF CREDIT OR THE IDB LETTER OF CREDIT. In the event of litigation, this Agreement may be filed as a written consent to a trial by the court.

		SECTION 7.12.  Headings.  Section and subsection
headings in this Agreement are included herein for convenience of reference only and shall not constitute a part of this Agreement for any other purpose.

		SECTION 7.13. Counterparts. This Agreement may be executed in any number of counterparts and by different parties hereto on separate counterparts, each of which counterpart, when so executed and delivered, shall be deemed to be an original and all of which counterparts, taken together, shall constitute but one and the same agreement.


		IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their respective officers thereunto duly authorized as of the date first above written.


					HUNTWAY PARTNERS, L.P., as debtor and
debtor in possession

					by	HUNTWAY MANAGING PARTNER, L.P.,
						its Managing General Partner

						by	The Huntway Division of
Reprise Holdings, Inc., its
Sole General Partner

							By:
______________________________
				             		Title:
____________________________




					BANKERS TRUST COMPANY


					By: ______________________________
					Title: ____________________________

	EXHIBIT A
	TO REIMBURSEMENT AGREEMENT


	FORM OF NOTICE OF ISSUANCE OF LETTER OF CREDIT



		Pursuant to that certain Debtor-in-Possession Letter of Credit and Reimbursement Agreement dated as of November 12,
1996 (as such agreement may be amended, restated, supplemented or otherwise modified from time to time, the "L/C Agreement") entered into by and between Huntway Partners, L.P. as debtor and debtor in possession ("Huntway") and Bankers Trust Company ("Bankers"), this represents Huntway's request to have Bankers [issue] [amend] [a Letter of Credit] [the IDB Letter of
Credit] on   in the stated amount of $  with an expiration
date of   for the benefit of  .  The purpose of such Letter
of Credit is   and given such purpose, it is being [issued]
[amended] under the Subfacility [,which is the result of an enhancement of such Subfacility by a reduction of the Subfacility]. The contemplated terms of such Letter of Credit are . Capitalized terms used herein without definition shall have the meanings set forth in the L/C Agreement.

		The undersigned officer on behalf of Huntway certifies that (i) the representations and warranties contained in the L/C Agreement and the Related Documents are true in all material respects on and as of the date hereof to the same extent as though made on and as of the date hereof;
(ii) no event has occurred and is continuing under the L/C Agreement or will result from the proposed issuance of a Letter of Credit which would constitute an Event of Default or Potential Event of Default; (iii) Huntway has performed all agreements in all material respects and satisfied all conditions which the L/C Agreement and the other Related Documents provide shall be performed or satisfied on or before the date of issuance of the Letter of Credit requested pursuant to this Notice of Issuance of Letter of Credit;
(iv) there is not pending or, to the knowledge of Huntway, threatened, any action, suit, proceeding governmental investigation or arbitration against or affecting Huntway or any of its Subsidiaries or any property of Huntway or any of its Subsidiaries which has not been disclosed by Huntway pursuant to Section 5.01(c) of the L/C Agreement prior to the issuance of the last preceding Letter of Credit or IDB Letter of Credit, as the case may be (or, in the case of the initial Letter of Credit, prior to the execution of this Agreement) and there has occurred no development not so disclosed in any such action, suit, proceeding, governmental investigation or arbitration so disclosed, which, in either event, in the opinion of Bankers would be expected to (i) have a material adverse effect upon the business, operations, properties, assets, condition (financial or otherwise) or prospects of Huntway or (ii) impair the ability of Huntway to perform or of Bankers to enforce, the Obligations and no injunction or other restraining order has been issued and no hearing to cause an injunction or other restraining order to be issued is pending or noticed with respect to any action, suit or proceeding seeking to enjoin or otherwise prevent the consummation of, or to recover any damages or obtain relief as a result of, the transactions contemplated by the L/C Agreement or the issuing or amending of a Letter of Credit thereunder; (v) the Letter of Credit Usage, after giving effect to the proposed issuance of the Letter of Credit requested hereby, does not exceed $17,500,000 and (vi) the Letter of Credit will be used only for the purpose identified in the prior paragraph.

Date:
					HUNTWAY PARTNERS, L.P.

					by	HUNTWAY MANAGING PARTNER, L.P.,
its Managing General Partner

						By	The Huntway Division of
Reprise Holdings, Inc., its
Sole General Partner


							By:
______________________________
				             		Title:
____________________________

								SCHEDULE I TO
								LETTER OF CREDIT
								AND REIMBURSEMENT
								AGREEMENT



	EXISTING LETTERS OF CREDIT



Huntway Letters of Credit



IDB Letter of Credit

LC#			Beneficiary			Extenstion Period

(04377)		Dai-Ichi Kangyo Bank	11/1/96-2/3/97
			of California

Original Date	Amount

10/05/88		$9,099,726.06



								SCHEDULE II TO
								LETTER OF CREDIT
								AND REIMBURSEMENT
								AGREEMENT



	ENVIRONMENTAL MATTERS


								SCHEDULE III TO
								LETTER OF CREDIT
								AND REIMBURSEMENT
								AGREEMENT

								SCHEDULE IV TO
								LETTER OF CREDIT
								AND REIMBURSEMENT
								AGREEMENT

								SCHEDULE V TO
								LETTER OF CREDIT
								AND REIMBURSEMENT
								AGREEMENT

								SCHEDULE VI TO
								LETTER OF CREDIT
								AND REIMBURSEMENT
								AGREEMENT

								SCHEDULE VII TO
								LETTER OF CREDIT
								AND REIMBURSEMENT
								AGREEMENT

								SCHEDULE VIII TO
								LETTER OF CREDIT
								AND REIMBURSEMENT
								AGREEMENT



	SCHEDULE VIII

	EXISTING COLLATERAL DOCUMENTS


1.	That certain Deed of Trust and Assignment of Rents dated
as of October 5, 1988, executed by Sunbelt, as trustor, to First American Title Insurance Agency of Pinal, as trustee, and naming Bankers as beneficiary, and recorded as Instrument No. 923540 in Docket 1558, Page 863, of the
Official Records of Pinal County, Arizona, as amended by that certain Modification of Deed of Trust dated as of June 8, 1989, and as further amended by that certain
Second Modification of Deed of Trust dated as of November 20, 1990, as assigned by Bankers Trust Company to USNBO pursuant to that certain Assignment of Notes and Deeds of Trust dated as of June 22, 1993, and as further amended by that certain Amendment to Deed of Trust with Assignment of Rents and Other Security Documents dated as of June 22, 1993, between Sunbelt and Collateral Agent, creating a first lien on the subject premises and all buildings, fixtures and improvements now or hereafter owned or acquired by Sunbelt and situated thereon, and all rights and easements appurtenant thereto, (as so amended, the "Sunbelt Deed of Trust").

2.	That certain Current Assets Pledge and Security Agreement
dated as of May 31, 1989, as amended by that certain
Modification of Huntway Current Assets Pledge and
Security Agreement dated as of June 22, 1993 by and among Huntway, Bankers and Collateral Agent, pursuant to which Huntway granted to Bankers a security interest in the current assets of Huntway (as so amended, the "Huntway
Current Assets Pledge and Security Agreement").

3.	That certain Huntway Pledge and Security Agreement dated
as of May 31, 1989, as amended by that certain
Modification of Huntway Pledge and Security Agreement dated as of June 22, 1993 by and among Huntway, Bankers and Collateral Agent, pursuant to which Huntway granted to Collateral Agent a security interest in the general partnership interests of Sunbelt owned by Huntway (as so amended, the "Huntway Pledge Agreement").

4.	That certain Sunbelt Pledge and Security Agreement dated
as of May 31, 1989, as amended by that certain
Modification of Sunbelt Pledge and Security Agreement dated as of June 22, 1993 by and among Sunbelt, Bankers and Collateral Agent, pursuant to which Sunbelt granted to Collateral Agent a security interest in the current assets of Sunbelt (as so amended, the "Sunbelt Current
Assets Pledge Agreement").

5.	That certain Huntway Managing General Partner Pledge and
Security Agreement dated as of May 31, 1989, as amended by that certain Modification of Huntway Managing General
Partner Pledge and Security Agreement dated as of June
22, 1993 by and among Huntway Managing General Partner,
Bankers and Collateral Agent, pursuant to which the Huntway Managing General Partner granted to Collateral
Agent a security interest in the general partnership interests of Huntway owned by the Huntway Managing
General Partner (as so amended, the "Huntway Managing
General Partner Pledge Agreement").

6.	That certain Huntway Special General Partner Pledge and
Security Agreement dated as of May 31, 1989, as amended by that certain Modification of Huntway Special General
Partner Pledge and Security Agreement dated as of June
22, 1993 by and among Huntway Holdings, Bankers and
Collateral Agent, pursuant to which the Huntway Special
General Partner granted to Collateral Agent a security interest in the general partnership interests of Huntway owned by Huntway Holdings (as so amended, the "Huntway
Special General Partner Pledge Agreement").

7.	Those certain Collateral Accounts Agreements dated as of
November 16, 1990 by and between Bankers and Huntway and by and between Bankers and Sunbelt.

8.	Those certain Affirmations of Pledge and Security
Agreements dated as of May 18, 1990 and entered into by Huntway, Sunbelt, the Huntway Managing General Partner and Huntway Holdings affirming the effectiveness of each of the agreements and instruments described in items 2 through 6 above.

9.	That certain Deed of Trust and Security Agreement
(Wilmington Mortgage) dated as of December 1, 1987 from
Huntway to Chicago Title Insurance Company, as deed trustee, and Bank of America NT&SA (as successor by merger to Security Pacific National Bank), as assigned by Bank of America NT&SA to USNBO pursuant to that certain
Assignment of Notes and Deeds of Trust dated as of June
22, 1993, and as amended by that certain Amendment to Deed of Trust and Security Agreement and other Security
Documents dated as of June 22, 1993 (the "First
Wilmington Mortgage").

10.	That certain Deed of Trust and Security Agreement
(Benicia Mortgage) dated as of December 1, 1987 from
Huntway to Chicago Title Insurance Company, as deed trustee, and Bank of America NT&SA (as successor by merger to Security Pacific National Bank), as amended by the certain First Supplement to Deed of Trust and Security Agreement dated as of November 1, 1988, as assigned by Bank of America NT&SA to Collateral Agent pursuant to that certain Assignment of Notes and Deeds of Trust dated as of June 22, 1993, and as further amended by that certain Amendment to Deed of Trust and Security
Agreement and other Security Documents dated as of June
22, 1993, (the "First Benicia Mortgage").

11.	The Collateral Assignment of Southern Pacific Leases and
Agreement and all the Collateral Assignments of Operating
Agreements in the forms attached to the Note Purchase
Agreements dated as of December 1, 1987 between Old
Huntway and each of the Noteholders named therein, respectively, as assigned by Bank of America NT&SA to Collateral Agent pursuant to that certain Assignment of Notes and Deeds of Trust dated as of June 22, 1993 (the
"Wilmington Lease Assignment").

12.	Short Form Deed of Trust and Assignment of Rents
(Wilmington) dated as of June 22, 1993 (the "Second
Wilmington Mortgage").

13.	Short Form Deed of Trust and Assignment of Rents
(Benicia) dated as of June 22, 1993 (the "Second Benicia
Mortgage").

14.	That certain Collateral Accounts Security Agreement dated
as of June 22, 1993 between Huntway and Bankers Trust
Company (the "Collateral Accounts Security Agreement").











	DEBTOR-IN-POSSESSION

	LETTER OF CREDIT

	AND

	REIMBURSEMENT AGREEMENT


	dated as of November 12, 1996



	between



	HUNTWAY PARTNERS, L.P.,
	as debtor and debtor in possession



	and



	BANKERS TRUST COMPANY






	TABLE OF CONTENTS

Section	Page

		ARTICLE I
	DEFINITIONS	  3

1.01.	Definitions	  3

1.02.	Accounting Terms; Utilization of GAAP for Purposes of Calculations Under
      Agreement	 17

1.03.	Other Definitional Provisions	 17

	ARTICLE II
	AMOUNT AND TERMS OF LETTERS OF CREDIT	 18

2.01.  The Letters of Credit and the IDB Letter of Credit	 18

2.02.  Reimbursement	 21

2.03.	Fees	 22

2.04.	Increased Costs	 22

2.05.  Payments and Computations	 23

2.06.  Obligations Absolute	 24

2.07.  Participations	 24

2.08.  Taxes	 25

2.09.  Superpriority Nature of Obligations	 26

2.10.  Collateral	 26

	ARTICLE III
	CONDITIONS OF EFFECTIVENESS AND ISSUANCE	 26

3.01.  Condition Precedent to Effectiveness of this
Agreement	 26

3.02.  Conditions Precedent to Issuance or Amendment of each
Letter of Credit and the IDB Letter of Credit	 28

	ARTICLE IV
	REPRESENTATIONS AND WARRANTIES	 29

4.01.  Representations and Warranties	 29

	ARTICLE V
	COVENANTS OF HUNTWAY	 34

5.01.  Covenants	 34

	ARTICLE VI
	EVENTS OF DEFAULT	 42

6.01.	Events of Default	 42

6.02.  Upon an Event of Default	 47

	ARTICLE VII
	MISCELLANEOUS	 49

7.01.  Amendments, Etc.	 49

7.02.  Notice, Etc.	 50

7.03.  No Waiver; Remedies	 50

7.04.  Set-off by Bankers; Security Interest in Deposit
Accounts	 50

7.05.  Indemnification	 51

7.06.  Liability of Parties	 52

7.07.  Costs, Expenses and Taxes	 53

7.08.  Binding Effect	 53

7.09.  Independence of Covenants	 53

7.10.  Governing Law and Jurisdiction	 54

7.11.  Waiver of Jury Trial	 54

7.12.  Headings	 54

7.13.  Counterparts	 54

Exhibit A		- Form of Notice of Issuance of Letter of Credit

Exhibit B		- Form of Interim Order

Exhibit C		- Form of Final Order

Exhibit D		- Form of Cash Collateral Order

Exhibit E 		- Form of Budget

Schedule I		- Existing Letters of Credit

Schedule II		- Proceedings

Schedule III		- Tax Returns

Schedule IV		- Compliance with Law

Schedule V		- Environmental Matters

Schedule VI		- ERISA Matters

Schedule VII		- Existing Liens

Schedule VIII	- Existing Collateral Documents


      	Insert proposed date of issuance of the Letter of Credit.
      	Insert stated amount of the Letter of Credit in numbers.
      	Insert expiration date for the Letter of Credit.
      	Insert name and address of the beneficiary of the Letter of Credit. Insert purpose of the Standby Letter of Credit.
      	Insert name of Subfacility pursuant to which it is being issued. Insert name of Subfacility being reduced.
      	Insert a summary of the salient contemplated terms of the Standby Letter of Credit.
- 11 -





	11



	S-1


	A-2


	I-1


	II-1


	III-1


	IV-1


	V-1


	VI-1


	VII-1


	VIII-3


	VIII-7