Form 10-K
period 1996-12-31
HUNTWAY PARTNERS L P
filed 1997-03-31
CIK 840335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996 Commission File
Number 1-10091

HUNTWAY PARTNERS, L.P.
(Exact Name of Registrant as Specified in its Charter)

	Delaware	36-3601653
	(State or Other Jurisdiction of 	(I.R.S. Employer
	Incorporation or Organization)	Identification No.)

	25129 The Old Road, #322
	Newhall, California  	91381
	(Address of Principal Executive Offices)	(Zip Code)

Registrants Telephone Number Including Area Code:  (805) 286-1582

Securities Registered Pursuant to Section 12(b) of the Act:

 		Name of Each Exchange
	Title of Each Class	on Which Registered

	Common Units	New York Stock Exchange

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

At March 4, 1997, the aggregate market value of the Partnership Units held by non-affiliates of the registrant was approximately $30,156,000 based upon the closing price of its units on the New York Stock Exchange Composite tape. At March 4, 1997, there were 25,342,654 Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

	Document 	Form 10-K Part

Specified portions of Registrants
Registration Statement on Form S-1 as amended by
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

In 1996 the Partnership completed a debt restructuring with its existing senior and junior lenders. As a result of the restructuring, debt and accrued interest declined $71,748,000 to $27,924,000 from $99,672,000 as measured at November 30, 1996.
In exchange for this reduction in debt and accrued interest, 13,786,404 units were issued to the Partnerships senior and junior lenders raising total units outstanding to 25,342,654 units.

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

The two California refineries produce liquid asphalt products and light-end products such as gas oil, diesel fuel, naphtha and kerosene distillate, from crude oil obtained from onshore and offshore California production sources. The Arizona refinery, which was shut down in August 1993, also produced jet fuel and diesel fuel. The California refineries supply liquid asphalt to hot mix asphalt producers, material supply companies, contractors and government agencies principally for use in road paving in California, and to a lesser extent Nevada, Arizona, Utah, Oregon and Mexico. The Arizona refinery is owned by a subsidiary of the Partnership, Sunbelt Refining Company, L.P. ("Sunbelt"). The refining business conducted by the Partnership, its subsidiary and its predecessors since 1979 is referred to herein as "Huntway".

Most competing refineries typically produce liquid asphalt as a residual by-product from the refining of higher cost and higher quality, light crude oil into products such as gasoline. In contrast, Huntways California refineries were designed specifically for the production of liquid asphalt from lower cost, lower quality, heavy crude oil produced in California.

Products and Markets:

Market Area

Huntway markets liquid asphalt primarily in California and, to a lesser extent, in Nevada, Arizona, Utah and Oregon. The market area served by the Wilmington refinery includes the southern portion of California from Bakersfield to San Diego, into Baja, California in Mexico, and east into southern Nevada and Arizona (the "Southern Market"). The market area covered by the Benicia refinery includes most of northern California from Monterey and Modesto north to southern Oregon and east to northern Nevada and Utah (the "Northern Market"). The Arizona refinery market area is no longer serviced through its Sunbelt refinery, as the refinery was shut down in August 1993.

Liquid Asphalt

Liquid asphalt is one of Huntways two principal products and accounted for approximately 48% of its revenues in 1996 and 54% of its revenues in 1995. As discussed below under Light-end Products, the prices for Huntways other principal product, light-ends rose in price in 1996 as these products are tied to finished gasoline and diesel prices in California which increased in price in 1996. The principal uses of liquid asphalt are in road paving and, to a lesser extent, in the manufacture of roofing products. About 89% of Huntways liquid asphalt sales consist of paving grade liquid asphalt. The remaining 11% of Huntways liquid asphalt is sold for use in the production of roofing products such as tar paper and roofing shingles, as a component of fuel oil sales and other specialty products.

Paving grade liquid asphalt is sold by Huntway to hot mix asphalt producers, material supply companies, contractors and government agencies. These customers, in turn, mix liquid asphalt with sand and gravel to produce "hot mix asphalt" which is used for road paving. In addition to conventional paving grade asphalt, Huntway also produces modified and cutback asphalt products. Modified asphalt blends recycled plastic and polymer materials with liquid asphalt to produce a more durable product that can withstand greater changes in temperature while cutback asphalt is a blend of liquid asphalt and lighter petroleum products that is used primarily to repair asphalt road surfaces.

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

Light-End Products

In addition to liquid asphalt, Huntways two California refineries produce certain light-end products. These products, as described below, constitute approximately one-half of total production (as measured by barrels produced), with liquid asphalt comprising the other half. Huntways light-end product revenues are tied to the prices of finished gasoline and diesel fuel in California, which increased in 1996. Finished gasoline and diesel prices increased in 1996 as California required all finished gasoline and diesel products meet new, stricter environmental standards. This restricted the volume of gasoline and diesel products made in other areas of the country from being sold in California, thereby reducing available supply and correspondingly raising prices. Additionally, California transportation fuel refineries had signficiant, unscheduled down time in 1996. Liquid asphalt customers primarily take delivery via trucks, which enter the refineries, light-end customers primarily take delivery of the product via pipelines or barges.

Gas Oil

Gas oil accounted for about 29% of Huntways revenues during 1996 and 27% during 1995. This product is used either as a blending stock to make marine diesel fuel or bunker fuel or by other refiners as a feedstock for the production of gasoline and other light petroleum products.

Kerosene Distillate and Naphtha

Kerosene distillate is primarily sold to customers to be used as a refinery feedstock or diesel blendstock.

Huntway also produces a gasoline range naphtha which is sold to other refiners for further processing to finished gasoline products. Sales of kerosene distillate and naphtha accounted for approximately 23% and 18% of revenues in 1996 and 1995, respectively.

Bunker Fuel Blend Stock

This product is blended with lower viscosity blend stock to make finished marine fuels used as a fuel by ocean going ships and barges and is sold primarily to ship bunkering companies. Huntway did not sell bunker fuel in 1994 but sold a record amount in 1995 due to extensive rain in the first half of the year, accounting for 4% of revenues. Wet weather curtailed asphalt sales more than usual in early 1995 and, accordingly, Huntway sold more bunker fuel. Bunker fuel sales accounted for less than 1% of revenues in 1996.

Major Customers

One customer accounted for 15% of revenues in 1996 and 17% of revenues in 1995. In the event that one or more customers significantly reduces the level of their purchases from Huntway, Huntways management believes that it could find alternative purchasers for the affected output and that such reduction would not have a long-term material adverse effect upon the results of Huntways operations.

Factors Affecting Demand for Liquid Asphalt

General

Demand for liquid paving asphalt products is primarily affected by federal, state and local highway spending, as well as the general state of the California economy, which drives commercial construction. Another factor is weather, as asphalt paving projects are usually shutdown in cold, wet weather conditions. All of these demand factors are beyond the control of the Partnership. Government highway spending provides a source of demand which is relatively unaffected by normal business cycles but is dependent upon appropriations. During 1996, approximately 80% of liquid asphalt sales were ultimately funded by the public sector.

On March 26, 1996, the California electorate approved the $2.0 billion Seismic Retrofit Proposition. Passage of Proposition will result in a net increase in, construction of new and repair of existing asphalt road projects in the state over that which would have occurred in Proposition 192 had not been approved as the Proposition raises $2 billion of new money to be used to seismic retrofit Californias bridges, highways and overpasses.

Results in 1994 and, to some extent, 1995 results were adversely impacted by the January 17, 1994 earthquake which diverted substantial public funds designated for road transportation to freeway and bridge repair. This repair effort primarily utilized concrete and steel, and thereby depressed 1994 and 1995 public funding of conventional asphalt paving.


Historically, approximately 70% of Huntways liquid asphalt sales have been made to purchasers whose business is directly tied to these various governmental expenditures. Over the long term the demand for liquid asphalt will also tend to be influenced by changes in population, the level of commercial construction, and housing activity.

The California economy improved in 1996 fueled by growth in foreign trade as well as growth in high technology and tourism and entertainment. This growth in business activity resulted in increases in road construction and repair activity in both the private and public sector. Further expansion is being forecast for California in 1997 and 1998 as growth rates as measured by growth in jobs, personal income, consumer spending and construction are expected to exceed the national averages. This growth in the California economy generally bodes well for the Partnership as increased business activity generally results in increased construction activity including increased new road construction and increased repair efforts on existing roads in both the public and private sectors. In 1995, however, public sector work was delayed in the first half of the year due to the heavy rainfall while, in 1994, and to some extent in 1995, public funding was diverted to freeway and bridge repair resulting from the January 1994 earthquake. Private asphalt demand rebounded slightly in 1996 due to the beginning improvement in the California economy.

Government Funding

General. With the closure of the Sunbelt refinery in 1993, Huntways two remaining refineries are in California, therefore the following discussion focuses on government highway funds available in California.

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

However, on March 26, 1996, the California electorate approved Proposition 192, the Seismic Retrofit Bond Act of 1996. This bond measure raised $2 billion to finance a seismic retrofit program for state bridges, highway overpasses and interchanges and will have the indirect effect of increasing expenditures for conventional road repair and construction over that which would have been spent had Proposition 192 not been approved.

Local governmental units (such as cities, counties and townships) provide additional funding for road and highway projects through various taxes and bond issues.

However, it should be noted that these past increases in governmental funding and expenditures to date have not been sufficient to entirely offset the decline in private sector demand as previously outlined.

Crude Oil Supply

Huntways California refineries require approximately 15,000 bpd of crude oil when operating at their full capacities. Total refinery crude oil processing capacity in California is approximately 1.9 million bpd according to the 1996 Refining Survey published by the Oil & Gas Journal. Refinery capacity for the Western United States, including Hawaii (PADD5), is 2.9 million bpd. These refineries generally run an average of 90% of their capacity. California refineries are supplied primarily by onshore and offshore California production and by crude oil transported from Alaska with some imports from South America, Mexico, the Far East and Persian Gulf. Current production of crude oil in California and Alaska alone totals approximately 2.5 million bpd. Legislation was passed to allow for the export of Alaskan North Slope Crude oil. Management does not believe that this will significantly affect Huntways ability to obtain crude oil nor will it have a material effect on Huntways cost of crude oil.

Huntways California refineries are located near substantial crude oil reserves. A significant portion of this crude oil is heavy, high sulfur crude oil, which is well-suited for liquid asphalt production due to the higher percentage yield of liquid asphalt per barrel.

The Arizona refinery is located adjacent to the All-American
Pipeline, a common carrier pipeline which transports crude oil from California to Texas.

Huntway coordinates its purchases of crude oil to meet the supply needs of all of its existing refineries. Huntway purchases a substantial portion of its crude oil requirements under contracts with a variety of crude oil producers for terms typically varying
from 30 days to 90 days.   In addition, Huntway supplements its
contract purchases with purchases of crude oil on the "spot" market.

Competition

The markets for refined petroleum products are highly competitive and pricing is a primary competitive factor. With respect to liquid asphalt, Huntways management believes that Huntways reputation for consistently high product quality, its ability to provide high levels of service and its long-standing relationships with its major customers are important to its continued success.

Huntways five-state market area is served by numerous refineries, including refineries operated by major integrated oil companies and by other independent refiners. All of Huntways primary competitors are located in California and many have larger refining capacity and greater financial resources than does Huntway. In 1996, Huntways management believes that Shell Oil Company accounted for a majority of the volume of liquid asphalt sales in the Northern Market and that Huntway accounted for 20% to 25% of liquid asphalt sales in this market area. The remaining 10% to 20% estimated market share is apportioned amongst several other competitors located outside of the Northern California area. Chevron ceased producing asphalt in Northern California effective January 1, 1994. Huntways management believes that Paramount Petroleum Company accounts for approximately 50% of the liquid asphalt sales in the Southern market and that Huntway and two other competing refineries account for the majority of the remainder of liquid asphalt sales.

Employees

Huntway currently has 71 full-time and 10 part-time employees.
None of Huntways employees is represented by a union, and management believes that labor relations have been excellent.

Environmental Matters

Huntways refinery activities involve the transportation, storage, handling and processing of crude oil and petroleum products which contain substances regulated under various federal and state environmental laws and regulations. Huntway is also subject to federal, state and local laws and regulations relating to air emissions and disposal of wastewater and hazardous waste, as well as other environmental laws and regulations, including those governing the handling, treatment, release and cleanup of hazardous materials and wastes.

Huntway has from time to time expended significant resources, both financial and management, to comply with environmental regulations and permitting requirements and anticipates that it will continue to be required to expend financial and management resources for this purpose in the future. Stringent new environmental regulations have been adopted recently which will require most refiners in Huntways market area to expend substantial sums in order to comply. However, these regulations principally impact refiners which produce motor vehicle fuels which Huntway does not produce. Compliance with such regulations and requirements has not had a material adverse effect on the assets, financial position or results of operations of Huntway. Huntways environmentally-related remediation expenditures in 1996 totaled approximately $150,000 and primarily related to expenditures made to remove 20 drums improperly buried at the Wilmington refinery site prior to its construction. Of the $150,000 expenditure, approximately $80,000 was recovered from the former owners and operators of the site, as well as entities involved in the construction of the refinery. Management does not believe, based upon information presently known, that any additional costs will be incurred. Environmentally-related remediation expenditures totaled $65,000 in 1995 and $60,000 in 1994. Such related remediation expenditures in 1994 and 1995 were less than anticipated due to permitting delays resulting from regulatory agencies. In 1997, the Partnership anticipates that it will spend $30,000 on environmentally-related remediation expenditures.


Item 2.  Properties of the Partnership

Wilmington Refinery

The Wilmington refinery and its related facilities are located on a seven-acre site under a lease expiring on December 31, 2003. This ground lease covers three contiguous parcels: (a) land owned by and leased directly from Industrial Asphalt on which Huntways tank farm is located; (b) land owned by the Southern Pacific Railroad leased to Industrial Asphalt for a term ending June 1, 2032 on which the processing facility is located; and (c) two strip parcels bordering the facility owned by Southern Pacific and leased to Industrial Asphalt under a lease cancelable upon 30 days notice which are used for access to the refinery. In addition, the ground lease grants Huntway a non-exclusive license in Industrial Asphalts rights of access to the properties under an agreement with Southern Pacific. The Partnership has the right to (i) purchase from Industrial Asphalt an undivided interest in the land under the tank farm at fair market value and
(ii) assume the two Southern Pacific leases from Industrial Asphalt. Wilmington has 108,000 barrels of crude oil storage on site. Huntway also owns refined product tankage for storage of liquid asphalt and other refined products which Huntways management believes is adequate for its needs.

Benicia Refinery

The Benicia refinery is located adjacent to the Carquinez Strait, near the San Francisco Bay. The refinery and related facilities are located on nineteen acres of land owned by Huntway. Crude oil tankage at Benicia totals 216,000 barrels, while refined product tankage for storage of liquid asphalt and light oils totals 326,000 barrels. To enhance Benicias ability to receive crude oil by water and to ship finished products by ship and barge, in 1984 Huntway leased dock and loading facilities for a term expiring February 2031. The dock facilities are connected to the refinery by two two-mile pipelines.

Huntway has seen an increase in the demand for performance-based asphalt products in recent years by both the public and private sectors. This increased demand for better performing, more durable paving, roofing and other specialty products has caused the Partnership to expand its production capabilities in this area.

Accordingly, in 1996, Huntway expended approximately $2,000,000 to expand its modified plant to allow the Partnership to utilize recycled modifiers, which previously were not being efficiently processed with existing equipment. Huntway believes this facilitys larger production and storage capacity will improve the economics of production and produce a more consistent product for the Partnerships customers.

Arizona Refinery

The Arizona refinery and its related facilities are located on a thirty-seven acre parcel leased from the City of Mesa under a lease expiring on April 12, 2008 (with options to renew for up to an additional twenty years until 2028). The Arizona refinery has 100,000 barrels of crude oil storage capacity, and 195,000 barrels of storage capacity for liquid asphalt and other refined products. The Arizona refinery was closed in 1993.


Item 3.  Legal Proceedings

In 1992, the Partnership and its subsidiary, Sunbelt Refining Company, L.P., were charged by the State of Arizona with violations of certain environmental regulations and provisions of the Arizona refinerys installation permit. Sunbelt acknowledged that it had certain environmental compliance problems in the past, but believed that none of these resulted in any harm to public health or to the environment. While Huntway and Sunbelt have consistently denied that any criminal activity occurred, the parties agreed on December 21, 1993 to settle both the States civil and criminal charges. As part of the settlement, Sunbelt agreed to pay a penalty of $700,000 over a period of seven years without interest and to undertake certain environmental improvements at the Arizona refinery. Huntway has made payments against this obligation of $350,000, with the next payment of $100,000 due January 7, 1998. The settlement, which consists of a civil consent judgment and a plea agreement, has been reviewed and approved by the court, the U.S. Attorneys Office and the U.S. Environmental Protection Agency. Under the terms of the settlement, Huntway is released from any further liability for the alleged violations and considers the matter closed. Huntway has instituted new programs and procedures to ensure that it is operating in compliance with all environmental laws and regulations.

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


Item 4.  Submission of Matters to a Vote of Unitholders

In October 1996, the Partnership submitted a prepackaged plan of reorganization to a vote of its unitholders. Approval for a consensual restructuring with substantially similar terms as the prepackaged plans and adoption of the Huntway Incentive Option Plan was also submitted at the same time. The vote was taken by mail and no meeting of unitholders was held. The results of the vote was as follows:

                                        		        Votes to
                                      	Votes to	  Withhold    	Votes
                                      	Consent   	Consent     	Abstained
Acceptance of Huntways Prepackaged     9,618,022  110,500     	22,900
   Plan of Reorganization Pursuant
   to Chapter 11 of the Bankruptcy Code

Approval of the Issuance of Common
Units                                 	9,302,432	  99,602    	26,280
   Upon Consummation of an Out-of-Court
   Restructuring on Terms Substantially
   Similar to the Consensual Restructuring
   Agreement

Adoption of the Huntway Incentive
 Option                               	8,910,837 	456,072   	61,405
   Plan


PART II

Item 5.  Market for Registrants Units
and Related Unitholder Matters

Market

As of March 25, 1997 there were approximately 2,000 holders of record of Huntway Partners, L.P. Units. The Units are traded on the New York Stock Exchange under the ticker symbol "HWY". The following table indicates the high and low sale prices of the Huntway Partners, L.P. Preference Units as reported by the Composite Transactions listing in the Wall Street Journal for the periods indicated:

Year Ended                           								         Distribution
1996	             	High	      	Low	      	Close	     	Paid
1st Quarter		      1/2	     	  5/16	     	13/32     		--
2nd Quarter     		 7/8	      	 13/32	   	 3/4       		--
3rd Quarter     		 7/8	     	  5/8     		 11/16     		--
4th Quarter	     	 13/16	   	  9/16	    	 13/16	     	--

Year Ended			                                    					Distribution
1995             		High      		Low	      	Close     		Paid

1st Quarter      		1	        	 1/2     		 5/8      		 --
2nd Quarter	      	1 1/8     	 5/8     		 5/8      		 --
3rd Quarter	     	 7/8	      	 1/2     		 1/2      		 --
4th Quarter		      3/4      		 3/8	      	7/16     		 --


Cash Distribution Policy

No cash distributions were paid to holders of Preference Units or Common Units during 1996.

Cash distributions to holders of Preference Units were suspended effective November, 1990 due to Huntways operating and working capital needs, coupled with its bank principal and capital expenditure requirements.

Under the Partnerships restructuring agreement with its principal lenders, cash distributions to unitholders are prohibited until the payment in full on all obligations to its senior lenders.

"Cash Distribution Policy" is incorporated by reference herein to pages 17 through 20 of the Partnerships Registration Statement on Form S-1 dated November 9, 1988, Registration No. 33-24445.


Item 6.  Selected Financial Data

(In thousands except per unit and per barrel data)

The following historical selected financial data as of and for each of the years in the five-year period ended December 31, 1996, are derived from the financial statements of Huntway Partners, L.P., which have been audited by Deloitte & Touche LLP, independent auditors, which financial statements and reports thereon (except for 1992 and 1993 and as to the balance sheet,
1994) are included elsewhere herein.   All of the selected
information should be read in conjunction with the financial statements and notes thereto.

		Huntway  Partners, L.P. Historical
                		Year Ended
                		December 31,
                		1992	     	1993           		1994     		1995     		1996
OPERATING DATA
Revenues		        $105,463 	 $102,678      		 $79,139 		 $83,069 		 $99,021
Materials,  Processing,
Selling and Administrative
Costs and Expenses 106,577   		94,249(d)      	74,803    	80,462 		 91,980
Interest Expense	  	 8,632    		7,280         		4,984 	   	5,177  		 4,916
Plant Closure and
Write Down	          	  --   		16,013(c)          	--    		9,492(f) 	   -
Depreciation and
Amortization	      	 4,567   		 3,806(e) 	      2,356   		 2,399 		 2,219
Net Income (Loss)
From Operations		 $(14,313)  $(18,670)(cde	   $(3,004)  $(14,461)	 	 $(94)
Extraordinary Gain
 on Refinancing	      	 --      		 --           		 --      		 -- 		58,668
Related Costs of
Refinancing          		 --      		 --           		 --      		 -- 		 2,180
Net Income (Loss) $(14,313)  $(18,670)		      $(3,004)  $(14,461) $56,394
Net Income (Loss)
Per Unit From
Operations (a)	   	 $(1.24) 		 $(1.60)	      	 $(0.26)		  $(1.24)  $(0.01)

Net Income (Loss)
Per Unit (a)	     	 $(1.24) 		 $(1.60)	      	 $(0.26)	 	 $(1.24)		 $4.36

Barrels Sold       	 5,825    		5,466         		4,584    		4,400 		 4,566
Revenues Per Barrel $18.11 	 	 $18.78       		 $17.26  		 $18.88 	 $21.69

BALANCE SHEET DATA

Working Capital		 $(83,482)(b) $2,289(b)       $2,725(b)$(91,437)(b)$5,798(g)
Total Assets     		107,232	(b)	90,745(b)      	85,796(b) 	74,393(b) 75,891
Long-term Obligations		742   		89,570        		91,312      		350 		 28,174(g)
Partners' Capital/
(Deficiency)       		5,621(b) (13,049)(bcde)  (16,053)(b)(30,514)(b)39,041(g)


a) Assumes that 11,556,250 units were outstanding in 1991 through 1995 and an average 12,915,000 units were outstanding in 1996.
The allocation to the general partners of their interest in net income (loss) has been deducted before computing net income
(loss) per unit.
b)	After the cumulative LIFO reserve of $641, $1,220, $36,
$1,203 and $1,170 in 1991, 1992, 1993, 1994 and 1995,
respectively - see Note 2.
c)	Non-recurring charges recorded in June 1993 relating to the
Sunbelt refinery which was shut down in August 1993.
d)	Includes $2,078 of non-recurring charges relating to
professional fees incurred relating to the restructuring of indebtedness completed in 1993.
e)	Includes $778 of non-recurring charges relating to
amortization of loan acquisition costs.
f)	Write down of Sunbelt refinery assets to reflect expected
operation as a crude or product terminal in the future rather than as a petroleum refinery.
g)	Reflects impact of 1996 debt restructuring decreasing debt
and accrued interest by $71,748 as measured at November 30, 1996.


Item 7.   Managements Discussion and Analysis of Results of
Operations and Financial Condition

Throughout the following discussion, the business operated by Huntway Partners, L.P. is referred to as "Huntway".

The following should be read in conjunction with the foregoing
"Selected Financial Data" and the historical financial statements and notes included elsewhere in this report.

This Form 10-K includes statements of a forward-looking nature relating to future events or the future financial performance of the Company. The Companys actual results may differ materially from the results discussed in these forward-looking statements.

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

A number of uncertainties exist that may affect Huntways future operations, including the possibility of increases in crude costs that Huntway may be unable to pass on to customers in the form of higher prices. Additionally, crude costs could rise to such an extent that Huntway may not have sufficient letter of credit availability to purchase all the crude it needs to sustain operations to capacity, especially during the summer season. If this occurred, Huntway would be forced to curtail refining operations, which could adversely impact results of operations. The Companys primary product is liquid asphalt. Most of Huntways competitors produce liquid asphalt as a by-product and are of much greater size and have much larger financial resources than the Company. Accordingly, the Company has in the past, and may have in the future, difficulty raising prices in the face of increasing crude costs.

The average interest rate and weighted average debt amount outstanding during each period discussed below is as follows:

                                       	Average
                                       	Interest        	Weighted Average
                                       	Rate            	Debt Outstanding

 1993                                  	7.12%	           $89,176,813
	1994	                                  5.07%	            93,786,797
	1995	                                  5.04%	            94,636,007
	1996	                                  5.62%	            80,514,941

1996 COMPARED TO 1995

In 1996, Huntway undertook a restructuring of its debt through a prepackaged plan of reorganization confirmed by the U.S. Bankruptcy Court on December 12, 1996 and consummated on December 30, 1996. As a result of this restructuring, debt and accrued interest declined $71,748,000 to $27,924,000 from $99,672,000, as measured at November 30, 1996. The effect of this transaction was to record a $58,668,000 extraordinary gain, or $4.53 per unit, partially offset by transaction costs of $2,180,000, or $.17 per unit. Accordingly, for the year ended December 31, 1996, Huntway recorded net income of $56,394,000, or $4.36 per unit, inclusive of the extraordinary gain and related costs.

In 1995, Huntway reported a loss of $14,461,000, or $1.24 per unit, which included a $9,492,000, or $.82 per unit, write down of the Sunbelt Refinery.

Accordingly, absent the extraordinary gain in 1996 and the refinery write down in 1995, earnings improved $4,875,000 between periods to a loss of $94,000, or $.01 per unit, in 1996 from a loss of $4,969,000, or $.43 per unit, in 1995.

The significant reduction in the operating loss reflects the improvement in light-end margins caused by increased finished gasoline and diesel prices in California in 1996. Finished gasoline and diesel prices increased in 1996 in response to the beginning of Phase II gasoline and CARB (California Air Resources Board) diesel requirements unique to the State of California and significant operating problems of major transportation fuel refineries. Accordingly, as refineries in other states regularly produce little of these specific California-grade fuels, margins on Phase II gasoline and CARB diesel remained relatively high throughout 1996.

Meanwhile, asphalt margins remained consistent with the prior year at Benicia as asphalt prices in 1996 rose commensurate with the increase in crude oil cost. However, in Southern California, asphalt margins declined, as Huntways major competitor did not increase asphalt prices to reflect the increase in crude oil costs. Accordingly, Southern California asphalt gross profit in 1996 was lower than 1995.

Crude oil costs on a per-barrel basis rose in 1996 by nearly 15% as world crude oil prices increased with rising demand. Cold weather experienced in the first half of 1996 in the United States and Northern Europe increased demand for heating oil, thereby causing upward pressure on crude oil costs. Crude oil prices, however, declined in late 1996 and early 1997 due to increased supply as Iraq began selling barrels in the fourth quarter of 1996. In addition, the United States experienced a relatively mild winter, thereby reducing demand for crude oil, which resulted in lowering crude oil prices in late 1996 and early 1997.

Cash processing costs in 1996, which include utility costs, operating salaries, wages and benefits, repair and maintenance costs, property taxes and environmental compliance costs, were comparable to 1995 on an aggregate and per-barrel basis.

The following table sets forth the effects of changes in price and volume on sales and materials (mostly crude) and processing costs for the year ended December 31, 1996 as compared to the year ended December 31, 1995:

                                   		Materials &			Net      	   	Barrels
                   			Sales	       		Processing		 	Margin	      	Sold
Year Ended
December 31, 1995	   	$	83,069,000 		$	76,643,000 		$	6,426,000 		4,400,000

Effect of Changes
in Price	             		12,819,000   			8,149,000  			4,670,000
Effect of Changes
in Volume	             		3,133,000   			2,891,000    			242,000  		166,000

Year Ended
December 31, 1996	   	$	99,021,000 		$	87,683,000 	$	11,338,000 	4,566,000

As reflected above, net margin increased 76%, or $4,912,000, as the growth in sales of $15,952,000 exceeded the increase in material and processing costs of $11,273,000. Sales increased in part due to a 4% increase in volume, but more importantly, as a result of higher light-end prices which increased due to higher finished gasoline and diesel prices in California in 1996. Asphalt prices also increased in 1996 but did not increase in aggregate terms to the same degree as material and processing costs due to weak asphalt prices in Southern California.

On a per-barrel basis, sales averaged $21.69 a barrel in 1996 versus $18.88 a year ago. Material and processing costs averaged
$19.20 in 1996 and $17.42 in 1995. Accordingly, net operating margin per barrel was $2.49 in 1996 and $1.46 a year ago.

Selling, general and administrative expenses totaled $4,297,000 in 1996 versus $3,819,000 in 1995. This $478,000 increase reflects bonus expense of $718,000 in 1996, of which $406,100 was paid in cash in 1996. The balance of the 1996 bonus award of $311,900 has been deferred and will be paid based on future cash flow and cash on hand. The increase in bonus expense was partially offset by lower bad debt expense due to favorable collection efforts between years. Finally, professional fee expenses declined between years primarily due to lower legal and consulting engineering fees.

Net interest expense totaled $4,916,000 in 1996 versus $5,177,000 in 1995. The difference reflects increased interest income. The 1996 debt restructuring, which was confirmed on December 12, 1996 and consummated on December 30, 1996, was effective retroactive to January 1, 1996. However, under generally accepted accounting principles, previously reported interest expense for the first three quarter of 1996 is not restated. Had the restructuring been in place on January 1, 1996, interest expense in 1996 would have been reduced $1,592,000 to $3,324,000.

Depreciation and amortization in 1996 of $2,219,000 was $180,000 lower than the prior year due to the write down of Sunbelt refinery assets at December 31, 1995, as discussed below.

1995 COMPARED WITH 1994

Net loss for the year ended December 31, 1995 was $14,461,000, or $1.24 per unit, compared with a net loss of $3,004,000, or $.26 per unit in 1994.

The increase in the net loss of $11,457,000 was due to a $9,492,000, or $.77 per unit write down of the Partnerships Sunbelt refinery in Arizona. As the Partnership has determined that it was unlikely that Sunbelt will be operated as a refinery in the future it reduced the carrying value of the refinery in accordance with FASB 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be disposed of. Excluding the Sunbelt write down the increase in the loss of $1,965,000 is reflective of the impact of rising crude prices, increased competition and unusually heavy rainfall in the first half of the year. Through the first six months of 1995, the net loss exceeded 1994 by $3,641,000.

In effect, Huntway experienced two completely distinct six month periods in 1995. The first half of 1995 was very depressed characterized by unusually high levels of rainfall, which curtailed asphalt sales, rising crude prices and increased competition. In the second half of 1995, crude prices fell as demand for crude declined as major refineries on the West Coast conducted major repair efforts. In addition, in the last six months of the year, the weather in California was dry which is conducive to asphalt sales, competition declined and, as expected, demand for asphalt was strong due in part to the backlog which had developed in the first half of the year as a result of the wet weather.

Asphalt is not usually laid in rainy weather. Accordingly, through the first half of 1995 sales of paving asphalt was down 19% versus the same period a year ago. During this same period, crude prices rose an average of 29% in response to rising crude prices and increased demand for California heavy crude as refineries have begun to use more of this crude in their refinery process. This increased demand for heavy California crudes has been driven by the lower price of California crudes. Refiners have begun to realize that these crudes can be used in their refinery processes resulting in better margins between crude and finished product prices.

The high levels of rainfall reduced asphalt demand which meant that asphalt prices could not be raised in response to rising crude costs. Moreover, West Coast refinery margins continued weak reaching near ten-year lows in the first half of the year due to rising crude costs and excess light-end inventories. This, in turn, caused margins for Huntways light-end products to decline.

In the second half of 1995, Huntways operating performance improved. During this period, several large California refineries reduced production due to refinery problems. This decreased crude demand lowering crude prices and increased light-end prices due to a reduced level of finished product being produced.

This increase in finished light-end prices due to reduced supply caused Huntways light-end prices to increase. In addition, in the second half of 1995 world crude prices fell due to increased production throughout the world and relatively flat demand. Meanwhile, asphalt prices and margins increased in California in the second half of 1995 due to the combination of reduced competition coupled with dry, warm weather throughout California during the last six months of the year. Also, crude prices declined as discussed above and demand for asphalt increased due to the backlog created from the heavy rainfall in the first half of the year.

The following table sets forth the effects of change in price and volume on sales and crude and processing costs on the year ended
December 31, 1995 as compared to the year ended December 31, 1994:

                           						 Materials &			 Net	         	Barrels
                 		Sales      			 Processing	   	Margin		      Sold
Year Ended
December 31, 1994		$	79,139,000 		$	70,621,000 		$	8,518,000 		4,584,000

Effect of Changes
in Price           			7,107,000   			8,856,000 			(1,749,000)
Effect of Changes
in Volume	         		(3,177,000) 			(2,834,000)  			(343,000)		(184,000)

Year Ended
December 31, 1995  $	83,069,000 		$	76,643,000 		$	6,426,000 	4,400,000

As reflected in the table above, the net margin fell $2,092,000, or 25%, between periods. Volume in terms of barrels sold fell 4% versus 1994 while material and processing costs rose 9% between periods. In 1995, average product prices were $18.88 a barrel versus $17.26 in 1994. Materials and processing costs averaged $15.41 a barrel in 1994 and $17.42 a barrel in 1995.

The decrease in Huntways net margin was caused by the poor first half performance as discussed earlier. Overall, for the year, revenues increased $3,930,000, or 5%, reflective of higher product prices, however, material and processing costs rose at an even higher 9%. This increase was due to increased crude oil prices on the world market due to a myriad of market factors coupled with increased demand for California heavy crude as refineries are increasingly using this crude in their refinery process.

As discussed earlier, based on the Partnerships review of refinery assets it was determined that it is unlikely that the Sunbelt refinery will be operated in the future as a refinery. Accordingly, the company has determined that in accordance with FASB 121 an impairment loss should be recognized and has recorded a $9,492,000 loss in the current results of operations for the year ended December 31, 1995.

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

OUTLOOK AND FACTORS THAT AFFECT FUTURE RESULTS

A number of uncertainties exist that may affect Huntways future operations including the possibility of further increases in crude oil costs that Huntway may be unable to pass on to customers in the form of higher prices. Additionally, crude oil costs could rise to such an extent that Huntway may not have sufficient letter of credit availability to purchase all the crude oil it needs to sustain operations to capacity, especially during the summer season. If this occurred, Huntway would be forced to prepay for crude oil or certain refining operations, either of which could adversely impact results of operations.
The Partnerships primary product is liquid asphalt. Several of Huntways competitors produce liquid asphalt as a by-product and are of much greater size and have much larger financial resources than the Partnership. Accordingly, the Partnership has in the past, and may in the future, have difficulty raising prices in the face of increasing crude oil costs. As for several of Huntways competitors, the margins they receive on asphalt is not as important to their operations as asphalt margins are to Huntway.

Huntways crude oil costs per barrel increased 15% in 1996 versus 1995 in response to rising world crude prices. As measured by W.T.I. (West Texas Intermediate), world crude prices increased 20% in 1996 due to increased demand as economic activity generally expanded in 1996 versus 1995 in most areas of the world, particularly in Asia. Meanwhile, the world supply of crude in 1996 remained generally flat and consistent with the prior year.

California average crude oil postings increased approximately 16% in 1996 over 1995, or slightly less than world crude prices as measured by W.T.I., as several major refineries in California were shut down in the summer of 1996 due to refinery problems. These shutdowns caused a reduction in demand for California heavy crude oil which, in turn, contributed to downward pressure on the price of this crude oil. Finally, Huntways net cost of crude oil in 1996 was reduced from what it might otherwise had been due to the benefits of hedge arrangements with independent producers of California crude oil.

In 1995, crude oil costs per barrel increased 6% versus the prior year due to increased demand for heavy crude oil as refineries increasingly used these crude oils in their refinery operations due to their lower cost. In addition, in 1995, Huntway purchased more expensive grades of crude oil than in the prior year in order to produce certain specialty asphalt products.

Crude oil costs per barrel increased 3% in 1994 versus 1993 partly due to the effect of the January 17, 1994 Northridge earthquake and the curtailment of permits to tanker offshore California production to market. The Northridge earthquake destroyed one of two pipelines bringing crude to the Wilmington refinery and had an effect of reducing by 50,000 barrels a day the amount of crude bound for the Los Angeles basin. In July 1995, the remaining pipeline, which was not destroyed in the earthquake was expanded to allow an additional 30,000 barrels per day of capacity through put.

Accordingly, both of Huntways California refineries are vulnerable to disruption in operations and reduced operating results due to the possibility of additional earthquakes in California. For example, in 1994 and early 1995, substantial public funds originally designated for road transportation were deviated to freeway and bridge repair. This type of repair work uses primarily concrete and steel and comparatively little liquid asphalt.

The expiration of certain crude oil tankering permits to Southern California resulted in a reduction in locally produced off-shore crude oil supplies which are cheaper and better suited to the Companys production needs. Accordingly, the expiration of tankering permits resulted in higher overall prices for crude oil and presently there are no indications if or when crude tankering will resume.

Huntways export business is primarily with Mexican customers and is vulnerable to fluctuations in the Mexican peso. Huntways export sales declined in 1995 from 1994 primarily due to the devaluation of the Mexican peso in December 1994. This devaluation had the effect of making Huntways asphalt in Mexico comparatively more expensive. Export sales to Mexico in 1996 increased 11% versus 1995 as the peso and dollar exchange rate has traded in a comparatively narrow range during that timeframe.

Demand for liquid paving asphalt products is primarily affected by federal, state and local highway spending, commercial construction and the level of housing starts, all of which are beyond the control of the Company. Government highway spending provides a source of demand which is relatively unaffected by normal business cycles but is dependent upon appropriations. Historically, approximately 70% of Huntways liquid asphalt sales have been made to purchasers whose business is directly tied to these various governmental expenditures. Over the long-term, the demand for liquid asphalt will also tend to be influenced by changes in population, the level of commercial construction, and housing activity.

Federal funding of highway projects is accomplished through the Federal Aid Highway Program. The Federal Aid Highway Program is a Federally assisted, state administered program that distributes federal funds to the states to construct and improve urban and rural highway systems. Substantially all federal highway funds are derived from gasoline user taxes assessed at the pump. In addition to federal funding for highway projects, states individually fund transportation improvements with the proceeds of a variety of gasoline and other taxes. In California, CALTRANS administers state expenditures for highway projects.

In June 1990, voters in the state of California passed a measure which increased state gasoline taxes from 9 cents per gallon to 14 cents per gallon effective August 1, 1990 and by an additional 1 cent per gallon on approximately $14 billion over the decade. In June 1994, California voters rejected a measure that would have provided an additional $2 billion to pay for damage to freeways and bridges resulting from the January 17, 1994 earthquake. Accordingly, state funding for earthquake repair projects was achieved by utilizing funds from the existing California transportation budget. Local governmental units, such as cities, counties and townships, provide additional funding for road and highway projects through various taxes and bond issues. On March 26, 1996, the California electorate approved the $2.0 billion Seismic Retrofit Proposition. Passage of Proposition 192 will result in a net increase in construction of new, and repair of existing, asphalt road projects in the State over that which would have occurred if Proposition 192 had not been approved, as the Proposition raises $2 billion of new money to be used to Seismic retrofit California bridges, highways and overpasses.

Accordingly, Huntways asphalt sales are very dependent on public funding primarily at the state level. Long-term disruptions or declines in the level of public funding would adversely impact operating results. The strength of the California economy also influences demand for Huntways asphalt and light-end products.

Beginning in 1995 and for all of 1996, Huntway experienced an increase in demand for its products commensurate with the expansion of the California economy. In 1994, private demand was depressed as it had been since the beginning of the decade as California recovered from a prolonged recession. Huntway presently is optimistic about the outlook for future growth in California based on the expansion that has been underway for the past 18 to 24 months and forecasts by several prominent economic studies. This expected growth in the California economy should lead to continued growth in the demand for Huntways products. There can be no assurance, however, that the California economy will continue to grow as it has recently.

Generally cold, wet weather is not conducive to asphalt road construction and repair. Accordingly, results in certain years, such as 1995, were adversely impacted by unseasonably wet weather in California.

Barriers to entry in the asphalt market are limited. The sophistication level of the required facilities is low indicating that refineries could enter the market if they chose to do so. The capital needed to undertake asphalt manufacturing at an existing refinery operation is small by refinery standards. Permit issues for these existing refineries, while they exist, are not of such a nature that they are likely to be a significant deterrent to new entrants. However, construction of new asphalt refineries is very unlikely due to the inability to obtain required permits. Greenfield refineries would have high barriers to entry due to environmental regulations and the limited size of the market.

The Company is subject to federal, state and local laws, regulations and ordinances that govern activities or operations that might have adverse environmental effects, and that impose liability for the costs of cleaning up, and certain damages resulting from sites of past spills, disposals or other releases of hazardous substances. Although Management believes that the Companys operations procedures and safety precautions are enforced stringently, there can be no assurance that environmental problems will not occur in the future.

As a result of the factors described above, the outlook for 1997 is uncertain, as results will depend to a large extent on crude oil prices and public funding availability. The Partnership remains optimistic about export growth potential and growth in the sale of higher margin polymer based asphalt products. However, growth in these areas are also influenced by funding uncertainties. Heavy rainfall in 1996 and 1995 in California has damaged asphalt roads throughout the State which will eventually lead to increased repair activity. Additionally, projected population growth in California and an improving economy bodes well for future public and private road construction activity.

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

Huntways 1996 results (exclusive of the 1995 provision for plant closure and write down of $9,492,000) improved $4,875,000 versus the prior year due to improved light-end margins primarily caused by increased finished gasoline and diesel prices in California. Finished gasoline and diesel prices increased in California due to the combination of the beginning of Phase II gasoline and CARB (California Air Resources Board) diesel requirements and transportation fuels refinery operating problem in California. The requirements for these cleaner burning fuels restricted the volume of imports of fuels made in other states and foreign countries. Accordingly, a perception of shortages in fuel availability arose which was exacerbated when several California refineries were shutdown in 1996 due to refinery problems. As a result, finished fuel prices increased and, accordingly, Huntways light-end prices increased.

Meanwhile, asphalt gross profit in 1996 at Huntways Benicia refinery remained consistent with the prior year on both an aggregate and a per barrel basis despite the increase in crude costs. This occurred because asphalt prices increased commensurate with the increase in crude. However, at Huntways Wilmington refinery, asphalt gross profit declined on both an aggregate and per-barrel basis as asphalt prices did not increase with the increase in crude costs. This occurred because Huntways primary Southern California competitor, which is the largest asphalt manufacturer in Southern California, did not increase asphalt prices despite the increase in crude costs. Accordingly, asphalt gross profit in the Southern California market declined in 1996 versus the prior year.

However, this competitor has raised asphalt prices in January 1997 in response to rising crude oil costs. Accordingly, Huntway presently believes asphalt gross profit in 1997 will exceed 1996 at the Wilmington refinery assuming asphalt is priced in the Southern California market to reflect increases in production costs.

In 1996, Huntway completed a restructuring of its debt through a prepackaged plan of reorganization which was filed with the U.S. Bankruptcy Court in Wilmington, Delaware, on November 12, 1996, confirmed by the Court on December 12, 1996 and consummated on December 30, 1996. As a result of that transaction, Huntway reduced debt and accrued interest by $71,718,000 as measured at November 30, 1996. Huntway recorded a $58,668,000 extraordinary gain on the transaction excluding $2,180,000 in related transaction costs. The Partnership also recorded a $13,080,000 capital contribution on the transaction represented by a decrease in debt and an increase in partners capital.

The effect of this transaction lead to Huntway recording net income in 1996 of $56,394,000 versus a loss of $14,461,000 in
1995 inclusive of a $9,492,000 write down of Huntways Sunbelt refinery in Arizona. Operating results in 1995 were negatively impacted by excessive rainfall in the first half of the year.

Cash increased $983,000 in 1996 to $5,287,000 at December 31, 1996 from $4,304,000 at December 31, 1995. Capital expenditures totaled $2,620,000 in 1996 and primarily related to construction of a new modified asphalt facility at the partnerships Benicia refinery. Capital expenditures in 1995 were $447,000. Principal payments plus cash interest payments totaled $838,000 in 1996 versus $2,936,000 in 1995. Over the three year period 1993 to 1996, cash and cash equivalents decreased by $2,458,000.

Net cash provided by operating activities in 1996 totaled $3,485,000. Net income of $56,394,000 plus depreciation and amortization of $2,219,000 and interest paid by the issuance of PIK notes (payment in kind) of $2,354,000 was partially offset by the net gain on restructuring of $56,488,000. Accounts receivable increased and used $327,000 in cash despite the fact that fourth quarter 1996 revenues exceeded fourth quarter 1995 revenues by $2,499,000 as increased sales were derived from higher light-end revenues which are usually collected within ten days of sale. Accounts payable increased and provided $331,000 in cash due to higher crude costs in 1996 versus 1995. Accrued liabilities decreased and used $875,000 in cash in 1996 due primarily to the payment of accrued property taxes. Inventory increased slightly and used $89,000 in cash due to the impact of higher crude costs. Prepaid expenses decreased and provided $24,000 in cash due to lower insurance costs while the reserve for plan closure decreased and used $58,000 to provide for maintenance costs during the shut-down period of the Sunbelt refinery.

Net cash used by operating activities in 1995 totaled $435,000. The net loss in 1995 of $14,461,000 was partially offset by the write down of the refinery assets at Sunbelt of $9,492,000 as discussed earlier and by depreciation and amortization of $2,399,000. Cash flow was generated in 1995 from accrued but unpaid interest on existing debt of $1,177,000 and accrued, but unpaid interest recorded as PIK (payment in kind) notes in 1995 of $1,693,000. Increased accounts receivable used cash flow of $2,335,000 as improved demand and excellent weather contributed to fourth quarter 1995 revenues exceeding the prior year by $3,303,000. Cash flow of $711,000 was generated from decreases in inventory as increased sales levels in the fourth quarter of 1995 reduced inventory. In addition, cash flow of $73,000 was generated from reductions in prepaid expenses due to lower insurance costs and reduced turnaround expenses as less repair work was conducted on the refineries in 1995 versus prior years due to timing. Cash flow of $598,000 was also generated from increases in accounts payable due to increased crude costs relative to the prior year. Other accrued liabilities increased, providing cash of $296,000 due to accrual of potential cleanup expenses relating to the buried drums discovered in May 1995 at the Wilmington refinery. Finally, cash flow of $78,000 was used due to reductions in the Sunbelt closure reserve which provided for maintenance costs during the shut-down period.

Investing activities used $2,402,000 in cash in 1996. The majority of this expenditure related to construction of a new modified asphalt facility at Benicia. In addition, expenditures were made in 1996 to double bottom an asphalt tank at the Benicia refinery and to purchase certain burners as well as several other minor projects. Costs to construct a new waste water treatment facility were postponed until 1997 due to the problem surrounding the discovery of several buried drums at the Wilmington refinery. Accordingly, in 1997, capital expenditures are anticipated to total approximately $2,700,000. In 1995 and 1994, $447,000 and
$745,000, respectively, were spent on property additions and related to compliance with environmental regulations. In 1996, the collection of deposits recorded in other assets provided cash of $218,000. In 1995, $170,000 in professional fees were capitalized relating to restructuring efforts. In 1994, other assets declined and provided $76,000 in cash relating to the collection of deposits.

Cash flow from financing activities used $100,000 in cash in 1996 and related to a scheduled payment on the 1993 Sunbelt environmental compliance agreement.

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

On December 30, 1996, Huntways prepackaged plan of reorganization was consummated after being filed on November 12, 1996 and confirmed on December 12, 1996. The prepackaged plan reduced the Partnerships debt and accrued interest by $71,748,000 to $27,924,000 from $99,672,000 as measured at November 30, 1996.
In exchange for this reduction in debt and accrued interest, 13,786,404 units were issued to the Partnerships senior and junior lenders raising total units outstanding to 25,341,654 units.

To that end, in August through October 1996, the Partnership prepared a Consent Solicitation Disclosure Statement and related consent materials for distribution to its unitholders and other affected parties. On October 11, 1996, the Partnership announced that the Consent Solicitation Disclosure Statement and related consent materials had been declared effective by the Securities and Exchange Commission and that it had begun seeking Unitholder and lender approval of the restructuring on such forms. On November 12, 1996, the Partnerships announced that, having obtained the requisite approval of its lenders,, warrant and equity holders, it had filed the prepackaged plan in U.S. Bankruptcy Court in Wilmington, Delaware. During the solicitation period, which expired on November 7, 1996, ballots representing approximately 86 percent of senior debt, 100 percent of junior debt, 100 percent of warrant holders and 98.6 percent of the unitholders who cast votes, voted in favor of the plan. Slightly over 84 percent of total units outstanding cast votes on the plan.

Huntway filed the prepackaged plan because one senior lender, representing 14% of outstanding senior indebtedness, would not agree to the terms of the reorganization plan that had originally been agreed to by four of five of the Partnerships senior lenders, representing 86% of senior debt. This remaining senior lender subsequently did agree to the reorganization plan prior to the December 12, 1996 confirmation date.

The restructuring plan also reduced the Partnerships junior indebtedness to $2,070,000, effective January 1, 1996. Under the agreement, interest on the junior debt accrues at 12% but is not paid in cash but rather in units under a defined formula. Additionally, under the terms of the agreement, any units issued under the formula are not dilutive to the senior lenders or to stock options held by management.

Previously, on December 4, 1995, the Partnership announced that it did not make its scheduled $1,000,000 debt payment due November 30, 1995 and was in default under its current indenture. At that time, the Partnership also stated that it would not be making any further payments under the then current indenture which also provided for a $1,250,000 payment on December 31, 1995 and a $5,000,000 payment in 1996 paid quarterly under a defined formula. As a result, at December 31, 1995, substantially all of the Partnerships outstanding indebtedness was classified as current. The Partnership previously made a $1,250,000 payment on October 3, 1995 and at that time was verbally informed by substantially all of the Partnerships current lenders that they did not intend to pursue their remedies under the then-current indenture due to nonpayment while discussions regarding the potential restructuring of the Partnerships indebtedness were continuing. Such discussions culminated in the restructuring agreement, the terms of which were disclosed on April 15, 1996.

Under the terms of the prepackaged plan, senior debt was reduced to $23,500,000 effective January 1, 1996 with an interest rate of 12%. No cash interest was paid on senior debt in 1996. In 1997, cash interest will be paid on the senior debt on a quarterly basis with approximately $440,000 due on each quarter ended March 31 and June 30, 1997 and approximately $880,000 due on each quarter ended September 30, and December 31, 1997. In addition, in 1997, the Partnership is obligated to pay to its senior lenders any excess cash based on 50% of excess cash flow as defined.

Annual interest requirements in 1998 on the senior debt is scheduled to be paid on the same ratio as described above for 1997, that is, 16.67% of the annual obligation at March 31 and June 30 and 33.33% at September 30 and December 31. Also, in 1998, the Partnership is obligated to begin amortizing the senior debt under a sinking fund arrangement that currently obligates Huntway to make payments of $1,293,000 at September 30 and $1,939,000 at December 31 of each year 1998 through 2005.

Currently, the Partnership is negotiating with two of its senior lenders to repurchase or amend their Senior Notes and to repurchase units that were issued in December 1996. The Partnership is currently anticipating that it will seek to refinance these debt and equity securities with a new debt instrument, the terms of which have not been established. The Partnership is considering such a refinancing in order to continue to pursue its goal of reducing indebtedness and debt service requirements.

Regardless of whether Huntway is successful in refinancing its two largest senior lenders, the Partnership currently believes it will be able to meet its liquidity obligations for the next 12 months through a combination of cash on hand and anticipated future cash flows.

The prepackaged plan provided for a new $17,500,000 letter of credit facility through December 31, 1997. The facility provides for crude purchases, hedging and other activities. Fees for this facility are 2% on the face amount of any letter of credit issued up to an aggregate of $14,500,000 and 3% on the face amount of any letter of credit issued above that amount.

The Partnership is currently in negotiations with another bank to replace its existing letter of credit agreement.

Management continues to address all areas of the Partnerships operations in an effort to reduce costs, improve profitability and to provide a sound basis for future operations. This evaluation resulted in the decision in 1993 to temporarily suspend operations at its Sunbelt refinery located in Coolidge, Arizona, until such time as there is a sustained improvement in market conditions. The primary factors involved in the Partnerships decision were poor margins at the facility, a limitation on working capital availability and, to a lesser extent, the impact of an environmental lawsuit and investigations filed by the State of Arizona which was settled in 1993. The Partnership currently intends to eventually reopen the refinery as a terminal when market conditions improve.

The Partnership believes its current level of letter of credit facilities are sufficient to guarantee requirements for crude oil purchases, collateralization of other obligations and for hedging activities at current crude price levels. However, due to the volatility in the price of crude oil there can be no assurance that these facilities will be adequate in the future. If crude oil prices continued to increase beyond the level of the Partnerships letter of credit facilities, it would be required to reduce its crude oil purchases, which would adversely impact profitability.


INDEPENDENT AUDITORS REPORT

Operating Committee and Partners
Huntway Partners, L.P.
(A Limited Partnership)


We have audited the accompanying consolidated balance sheets of Huntway Partners, L.P. (a limited partnership) and subsidiary as of December 31, 1996 and 1995 and the related consolidated statements of operations, partners capital (deficiency) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huntway Partners, L.P. and its subsidiary as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.














/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Los Angeles, California
February 6, 1997

HUNTWAY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995
(in thousands)
ASSETS
                                   		Notes        		1996       			1995
Current Assets:
  Cash		                                           	$	5,287     		$	4,304
  Accounts Receivable		              2, 3		           5,148 	     		4,820
  Inventories		                      2, 3           		3,399 		     	3,320
  Prepaid Expenses	                                  			640        			676
Total Current Assets		                             		14,474     			13,120
Property - Net		                     2, 3          		59,339     			58,677
Other Assets -- Net	                	2                		319        			780
Goodwill		                           2	              	1,759      			1,816
Total		                                           	$	75,891    		$	74,393

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)


Current Liabilities:
  Accounts  Payable		                2             	$	6,913    		$	6,582
  Current Portion of Long-term
    Obligations                    		1, 3, 4	         	 100 		   	94,445
  Reserve for Plant Closure	        	4                		106       			164
  Accrued Interest			                                  	316     			1,417
  Other Accrued Liabilities	        	2	              	1,241      		1,949
Total Current Liabilities			                         	8,676    		104,557
Long-term Debt		                     1, 3	          	27,924
Other Long-term Obligations		        4	                	250       			350
Commitments & Contingencies		        6, 8
Partners' Capital
  (Deficiency):	                    	2, 3, 5, 9
  General Partners				                                  390     			(305)
  Limited Partners			                               	38,651  			(30,209)
Total Partners' Capital (Deficiency)			             	39,041  			(30,514)
Total	                                           		$	75,891  		$	74,393








See accompanying notes to consolidated financial statements.

HUNTWAY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 1996, 1995 and 1994

(in thousands, except per unit data)

<CAPTION)
                         		   	Notes    			1996    			1995    			1994
Sales		                       	10	        	$	99,021 		$	83,069 		$	79,139
Costs & Expenses:

Material & Processing Costs	  	2	          		87,683 	 		76,643  			70,621
Selling and Administration
Expenses			 		                               	4,297   			3,819  	 		4,182
Plant Closure and Write Down			4	             		  -   			9,492      			--
Interest Expense		            	3	           		4,916    		5,177   			4,984
Depreciation and Amortization 	2	           		2,219   			2,399   			2,356
Total Costs and Expenses					               	99,115   		97,530  			82,143
Net Income (Loss) from Operations				         		(94)			(14,461)	 		(3,004)
Extraordinary Gain on
Refinancing		                 	3		          	58,668      			 -      			 -
Related Costs of Refinancing			3		           	2,180      			 -      			 -
Net Income (Loss)		                     			$	56,394 	$	(14,461)  $ (3,004)

Net (Loss) Per Unit from
Operations	           		       2, 5       		$	(0.01)	 	$	(1.24) 		$	(0.26)

Net Income (Loss) Per Unit	  		2, 5		       $	 4.36  $ 	 (1.24) $ 	 (0.26)



HUNTWAY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF  PARTNERS' CAPITAL (DEFICIENCY)

For the years ended December 31, 1996, 1995 and 1994

(in thousands)
                             								General		 	Limited
                        						Notes		Partners			Partners  			Totals

Balance at December 31, 1993								 $(130)		 	 $(12,919)			 $(13,049)
Net Loss for the Year Ended

December 31, 1994       	 				5     		 (30)	   		 (2,974)   		 (3,004)
Balance at December 31, 1994         	(160)		   	(15,893)	  		(16,053)
Net Loss for the Year Ended

December 31, 1995		       				5    		 (145)  			 (14,316) 			 (14,461)
Balance at December 31, 1995         	(305)   			(30,209)  			(30,514)
Net Income for the Year Ended

December 31, 1996					       	5     		 695    			 55,699   			 56,394
Capital Contribution				    		1,3     		 -    			 13,161   			 13,161
Balance at December 31, 1996							 	 $390   			 $38,651  			 $39,041

See accompanying notes to consolidated financial statements.

HUNTWAY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 1996, 1995 and 1994

                                    			1996   			 1995	   		  1994
Cash Flows From Operating Activities:

  Net Income (Loss)	                  	$	56,394 		$	(14,461)		$	(3,004)
  Adjustments to Reconcile Net Income

    (Loss) to Net Cash Provided by Operations:

    Depreciation and Amortization		      	2,219    			2,399  			2,356
    Interest Expense Paid by the
    Issuance of                        			2,354    			1,693  			3,899
      Notes
    Plant Closure and Write Down          			--    			9,492    			--
    Extraordinary Gain on Refinancing			(58,668)	      		--    			--
 Related Costs of Refinancing	          		2,180       			--    			--
  Changes in Operating Assets and Liabilities:

    Decrease (Increase) in Accts.
     Receivable                         			(327)	  		(2,335)			1,644
    Decrease (Increase) in Inventories		   	(89)     			711   			132
    Decrease (Increase) in Prepaid Expenses	 24       			73  			(275)
    Decrease in Reserve for Plant Closure			(58)	     		(78) 	(1,032)
    Increase in Accounts Payable		         	331      			598   			927
    Increase (Decrease) in Accrued
      Liabilities	                       		(875)   			1,473 		(1,261)
Net Cash Provided By (Used By)

Operating Activities	                   		3,485     			(435)			3,386

Cash  Flows From Investing Activities:

  Additions to Property		               	(2,620)    			(447)		 	(745)
  Additions to Other Assets		              	218     			(170)   			76
Net Cash Used By Investing Activities		 	(2,402)    			(617)	 		(669)

Cash Flows From Financing Activities:

  Repayments of Long-term Obligations	   		(100)   	 		(628) 	(4,478)
Net Cash Used by Financing Activities	   		(100)    			(628) 	(4,478)
Net Increase (Decrease) In Cash		          	983  		 	(1,680) 	(1,761)
Cash Balance Beginning of Year 	        		4,304    			5,984 			7,745

Cash Balance End of Year		              $	5,287   		$	4,304 	$	5,984

Supplemental Disclosures:

  Interest Paid During the Period		       $	738   		$	2,308 	$	1,074





See accompanying notes to consolidated financial statements.

NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

On December 30, 1996, Huntway Partners, L.P. emerged from bankruptcy following consummation of its prepackaged plan of reorganization (reorganization plan). Huntway filed its reorganization plan in U.S. Bankruptcy Court in Wilmington, Delaware, on November 12, 1996. The reorganization plan was confirmed by the Court on December 12, 1996.

Under the terms of the reorganization plan (as more fully explained under Note 3 Financing Arrangements) total debt, including accrued interest, declined $71,748,000 to $27,924,000 from $99,672,000 as measured at November 30, 1996. In exchange for this reduction in debt and accrued interest, 13,786,404 units (valued at $13,080,000 based on a 30 day average unit price) were issued to the partnerships senior and junior lenders raising total units outstanding to 25,342,654. At December 31, 1996, total debt and accrued interest on all senior and junior debt totaled $28,172,000.

The Partnership was forced to file its prepackaged plan of reorganization because it was unable to secure unanimous approval of all of its senior lenders to its restructuring agreement. In April 1996, four of five (or 80%) of its senior lenders representing 86% of its senior debt agreed to the restructuring plan. Unanimous approval of the prepackaged plan of reorganization was obtained just prior to the December 12, 1996 confirmation of the plan when Huntways one remaining senior lender, representing 14% of senior debt, agreed to join the other senior lenders in agreeing to a consensual restructuring.

In addition to Huntways senior lenders, the reorganization plan was approved by 100% of warrant holders, 100% of junior noteholders and 98.6% of voting unitholders. The approval of these impaired parties to the reorganization plan was obtained during the solicitation time period of October 11, 1996 through November 7, 1996.

Accordingly, for the year ended December 31, 1996, the Partnership reported an extraordinary gain of $58,668,000 determined as follows:

Pre-existing debt and accrued interest		       $99,672,000

Less:
New Senior Debt                              		 23,500,000
New Junior Debt	                               	 2,070,000
Accrued Interest on New Debt	                  	 2,354,000
Total Book Value of New Debt		                 (27,924,000)

Capital Contribution of New Units Exchanged 		 (13,080,000)

Extraordinary Gain on Refinancing           		 $58,668,000

On October 3, 1995, Huntway Partners, L.P. made a $1,250,000 payment to its existing lenders. On December 4, 1995, the Partnership announced that it did not make its scheduled $1,000,000 debt payment due November 30, 1995 and was, therefore, in default under its indenture. At that time, the Partnership was verbally informed by substantially all of its senior lenders that they did not intend to pursue their remedies under the current indenture due to nonpayment while discussions regarding the potential restructuring of the Partnerships indebtedness was continuing. The Partnership also stated that it would not be making any further payments under the current indenture which also provided for a $1,250,000 payment on December 31, 1995 and for a $5,000,000 payment in 1996 paid quarterly under a defined formula. As a result, at December 31, 1995, substantially all of the Partnerships outstanding indebtedness was classified as current while at December 31, 1996, following consummation of its reorganization plan, all of the Partnerships outstanding indebtedness was classified as long-term.

NOTE 2.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General. Huntway Partners is engaged primarily in the operation of a 6,000 barrel-per-day oil refinery located in Southern California and a 9,000 barrel-per-day oil refinery located in Northern California, which produce and sell refined petroleum products. Also owned by the Partnership was an 8,500 barrel-per-day refinery in Arizona, closed in 1993 (see Note 5, Plant Closure). Huntway Partners has adopted a calendar year fiscal period.

The Partnership is subject to various environmental laws and regulations of the United States and the states of California and Arizona. As is the case with other companies engaged in similar industries, the Partnership faces exposure from potential claims and lawsuits involving environmental matters. These matters may involve alleged soil and water contamination and air pollution. The Partnerships policy is to accrue environmental and clean-up costs when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable.

Total limited partnership units outstanding at December 31, 1996, was 25,342,654 while at December 31, 1995 and 1994 limited partnership units totaled 11,556,250. As discussed in Note 1
Basis of Presentation, as part of the 1996 restructuring, 13,786,404 new units were issued effective December 30, 1996.

Principles of Consolidation. The consolidated financial statements include the accounts of Huntway Partners and its subsidiary, Sunbelt Refining Company, L.P. ("Sunbelt"). All significant inter-company items have been eliminated in consolidation.

Exchange Transactions. In connection with its refinery activities, the Partnership engages from time to time in exchange transactions common to the industry where crude oil or refined product is exchanged with other unrelated entities for similar commodities. The accounting of such exchanges is based on the recorded value of the commodities relinquished. There were no material exchange balances at December 31, 1996 or 1995.

Environmental Costs. The Partnership expenses or capitalizes costs associated with environmental clean-up and other repairs and maintenance at its refineries in accordance with Emerging
Issues Task Force Topic 90-8 and exhibits thereto.

Turnaround Costs. Cost of turnarounds, which consist of complete shutdown and inspection of a refinery unit for repair and maintenance, are deferred and amortized over the estimated period of benefit which generally ranges from 18 to 60 months.

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

The partnership agreement provides generally that income, loss and cash distributions be allocated 1 percent to the general partner and 99 percent to the limited partners. In turn, each partners tax status will determine the appropriate income tax for that partners allocated share of Huntway Partners taxable income or loss.

Inventories. Crude oil and finished product inventories are stated at cost determined by the last-in, first-out method (LIFO)
, which is not in excess of market.

Management believes the LIFO method of accounting for inventories is preferable because it more closely matches revenues and expenses and reflects the prevailing practice in the petroleum industry.

The effect of LIFO in 1996 was to increase the net loss from operations by $1,022,000 and net loss per limited partners unit by approximately $.08 and in 1995 was to decrease the net loss and net loss per limited partner unit by approximately $33,000 and less than 1/2 cent. In 1994, the effect of LIFO was to increase the net loss and net loss per limited partner unit by approximately $1,184,000 and 10 cents.

Inventories at December 31, 1996 and 1995 were as follows:

                                       	1996                 	1995

	Finished Products	                     $ 2,533,000	         	$2,295,000
	Crude Oil and Supplies                   3,058,000		          2,195,000
                                        		5,591,000	        	  4,490,000
	Less LIFO Reserve	                      (2,192,000	)        	(1,170,000	)
	Total	                                 $ 3,399,000         		$3,320,000

Property and Depreciation. Property is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Facilities which are temporarily closed are retained in the property accounts as idle facilities and are depreciated.

Fair value of Financial Instruments. The recorded values of accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. The recorded value of long-term debt approximates fair values as interest is tied to or approximates market rates.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results would differ from these estimates. As discussed in Note 4, the Partnership has written down its investment in the Sunbelt Refinery based upon the best estimate of the outlook for the asphalt and light-end market in Arizona.

Property at December 31, 1996 and 1995 consisted of:

                         	Depreciable
                         	Life	           		1996	        		1995
Land	                                      	$	2,176,000  		$	2,176,000
Buildings                	40 yrs.	            		887,000     			887,000
Refineries and
 Related Equipment	       40 yrs.	         		69,370,000  			66,730,000
Other 	                   5 - 10 yrs.	      		1,130,000 		    	999,000
Construction in Progress			                    	293,000	       444,000
Idle Facilities (see Note 4)			              	1,227,000 		  	1,227,000

                                         				75,083,000  			72,463,000
Less Accumulated Depreciation
   and Amortization			                     	(15,744,000) 		(13,786,000)
Property - Net                          			$	59,339,000 		$	58,677,000




Other Assets. Other assets are stated at cost and amortized, where appropriate, using various methods over the useful lives of the assets.

Other assets at December 31, 1996 and 1995 consisted of:

                                           			1996	          		1995
Computer Software		                           $	604,000 		     $	604,000
Deposits	                                     		189,000       			442,000
Other	                                         	348,000       			483,000
                                           			1,141,000     			1,529,000
Less Accumulated Amortization		               	(822,000)	     		(749,000)
Other Assets - Net	                          	$	319,000      		$	780,000


Goodwill. Goodwill is stated at cost and amortized using the straight-line method over a period of 40 years and relates to the
Partnerships California refineries.   Huntway Partners refineries
are designed to produce asphalt and unfinished light-end products, and accordingly, are not prone to obsolescence to the same degree as more sophisticated refineries. The Partnership continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the two refineries.
The related accumulated amortization at December 31, 1996 and 1995 was $528,000 and $471,000, respectively.

Interest Capitalization. Huntway Partners and Sunbelt capitalize interest incurred in connection with the construction of refinery facilities. No interest was capitalized in 1996, 1995, or 1994.

Other Accrued Liabilities. Included in other accrued liabilities at December 31, 1995, were accrued property taxes of $611,000 and at December 31, 1996, outstanding property taxes were not material.

Other Long-Term Obligations. Included in other long-term obligations are amounts due to the state of Arizona under an agreement reached in 1993 relating to the Sunbelt Refinery.
Included in current portion of long-term debt and other obligations is $100,000 at December 31, 1996 and 1995 relating to this settlement.

Reclassifications. Certain items in the prior years financial statements have been reclassified to conform to the 1996 presentation.

NOTE 3.  FINANCING ARRANGEMENTS

On December 30, 1996, the Partnership completed it restructuring of its indebtedness with its senior and junior lenders. The restructuring was completed pursuant to the consummation of a prepackaged plan of reorganization.

As part of the restructuring warrants exercisable to purchase, an aggregate of 3,340,757 units and options held by management to acquire 1,022,000 units were cancelled. The restructuring provided that new options to purchase 3,415,850 units at $.50 a unit were issued (2,815,850 issued to Huntway employees and management) while an option to purchase 546,059 units remained outstanding. An option for 600,000 units was issued to a unitholder and consultant at $.50 a unit with the value of such option included in Related Costs of Refinancing. Accordingly, as a result of the restructuring and assuming all outstanding options were exercised, total units outstanding increased from 16,465,066 to 29,304,563.

The agreement provides that interest on the new debt will be 12% per annum which represents the current market rate for debt with similar terms and credit rating. Interest on the senior debt is payable in cash payable 1/6 in the first and second fiscal quarters and 1/3 in the third and fourth fiscal quarter.

Accordingly, minimum quarterly cash interest payments on the senior debt will be approximately $440,000 at March 31 and June 30, 1997 and $880,000 at September 30 and December 31, 1997. In 1996, no cash interest was paid on the senior debt, however, $2,354,000 in 1996 accrued interest was converted to long-term debt effective December 31, 1996.

The agreement also provides that in 1997, quarterly interest payments will be made against long-term debt based on a formula of 50% of excess cash flow as defined. In 1998 through 2005, the agreement provides for annual sinking fund requirements to fully amortize all senior debt by December 31, 2005.

The 12% junior subordinated debentures also mature on December 31, 2005. Under the agreement, no principal payments or prepayments will be made on the junior subordinated debenture until the senior secured notes are paid in full. Interest on the junior subordinated debt at 12% is paid only in units based on a valuation of the unit price as determined on December 1 of each year. Such payments in units shall not be anti-dilutive to the senior lender or the options held by management.

The agreement provides for a letter of credit facility of $17,500,000 through December 31, 1997. This facility provides for crude purchase, hedging and other activities. Fees for this facility are 2% on the face amount of any letter of credit issued up to an aggregate of $14,500,000 and 3% on any letter of credit issued above that amount. The agreement also provides that all current assets of the Partnership, including cash will be made available to collateralize a replacement letter of credit facility subsequent to 1997.


The Partnerships debt as of December 31, 1996 and December 31,
1995 consisted of the following:

                                                   1996	        1995
12% Senior Secured Notes due December 31, 2005	    $17,254,000 	$         -
   Including 12% on Industrial Development Bond
   Less 1.75% Related Letter of Credit Fee and
   Annual Interest on IDB (3.5725% in 1996)

12% Junior Subordinated Debentures due 	             2,070,000           	-
   December 31, 2005

Series 1988 Variable Rate Demand Industrial         	8,600,000	   8,600,000
   Development Bonds (IDB) due September 1, 2008,
   Interest on the IDB is Payable Monthly at Rates
   Determined Weekly Based on Market Rates for
   Comparable Interest (4.3% and 5.75% at
   December 31, 1996 and 1995, Respectively) and
   Collateralized by a Standby Letter of Credit
   Issued by a Bank.

8% Senior Secured Notes due December 31, 2000	              -   	24,904,000

Subordinated Secured Notes due December 31, 2008	           -   	53,254,000
   Bearing Interest at 4% Per Annum Until the
   Earliest of December 31, 2000 or the Retirement
   of the 8% Senior Secured Notes and Thereafter
   at 121/2% Per Annum

Junior Subordinated Secured Debentures due	                 -  	  7,587,000
   December 31, 2020 and Bearing Interest at  4%
   Per Annum until the Retirement of the Senior
   Secured Notes and Thereafter at 12% Per Annum	   ___________	___________

Total                                            	 27,924,000	   94,345,000

Less Amount Classified as Current 	                         -	 	(94,345,000	)

Net Long-Term Debt	                               $27,924,000  	$         -

All of the Partnerships assets serve as collateral for these issues.

Minimum required principal payments, as of December 31, 1996, under the Partnerships debt agreements are as follows:

1997                                     	$         -
1998                                        3,232,000
1999                                        3,232,000
2000                                        3,232,000
2001 and Thereafter                      	 18,228,000
	                                         $27,924,000

NOTE 4.  PLANT CLOSURE

In August 1993, the Partnership suspended operations at its Sunbelt refinery located in Coolidge, Arizona. The primary factors involved in this decision were poor margins at the facility, limited working capital availability and, to a lesser extent, the impact of an environmental lawsuit and investigation filed by the State of Arizona, which was settled in 1993.

Accordingly, at June 30, 1993, the Partnership wrote down the carrying value of the refinery and related assets by $13,413,000 to their then estimated fair values as well as providing
$2,600,000 for closure and maintenance costs during the shutdown period.

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

Through December 31, 1996, approximately $2,494,000 of closure and maintenance costs have been charged against the reserve.

NOTE 5.  PRIMARY AND EQUIVALENT UNITS OUTSTANDING, EARNINGS PER
UNIT AND ALLOCATION OF INCOME AND LOSS

The 1996 debt restructuring increased limited partnership units outstanding by 13,786,404 to 25,342,654 from 11,556,250 effective
December 30, 1996. Additionally, as part of the restructuring warrants exercisable to purchase 3,340,757 units and options held by management to acquire 1,022,000 units were cancelled. The debt restructuring provided that new options to purchase 3,415,850 units at $.50 a unit were issued (2,815,450 issued to Huntway employees and management) while an option to purchase 546,059 units remained outstanding.

Earnings per unit is calculated based upon the weighted average number of limited partner equivalent units outstanding. Limited partner equivalent units is calculated by adding to actual limited partnership units outstanding a general partnership interest representing an overall 1% interest.

For purposes of earnings per unit computation for the twelve months ended December 31, 1996 equivalent units outstanding totaled 12,944,000 versus 11,672,979 in 1995 and 1994. Had the newly-issued units and stock options been outstanding for all of 1996, equivalent units outstanding would total 26,474,062. Accordingly, net income per unit for the year would have declined from $4.36 a unit to $2.13 a unit.

Generally, partnership income and loss are allocated 1% to the general partners and 99% to the limited partners.

NOTE 6.  LEASE COMMITMENTS

The Partnership has entered into certain ground leases for its refinery facilities. Such leases range from five to 41 years in duration. All such leases are classified as operating leases.

Future minimum annual rental payments required under operating leases, which have non-cancelable lease terms in excess of one year, as of December 31, 1996 are:

1997                               	$  740,000
1998                                  	347,000
1999                                   349,000
2000                                  	352,000
2001 and Beyond                    	   834,000

Total                              	$2,622,000

The Partnership also leases a deep water terminal facility in Benicia, California. Under terms of the lease agreement, the Partnership pays minimum annual lease payments of approximately $539,000 through the year 2031, subject to an escalation clause. This lease is cancelable upon one years notice and is accounted for as an operating lease.

Rental expense for all operating leases (some of which have terms of less than a year) was $1,046,000, $1,022,000 and $1,259,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 7.  PROFIT SHARING AND TAX DEFERRED SAVINGS (401K) PLAN AND
PENSION PLAN

The Partnership has a profit sharing and tax deferred savings
(401K) plan and a defined contribution pension plan.  The
Partnership contributions to the plans generally vest to participants on the basis of length of employment. Beginning in 1994, the Partnership matches up to 2% of participants base compensation to the tax deferred savings (401K) plan.

Profit sharing contributions by the Partnership will be made from profits in an amount up to 10 percent of the aggregate base compensation of all participants in the plan, not to exceed the Partnership current net income. No contributions were made to the plan during the last three years.

The Partnership also makes a minimum pension contribution equal to 4% (5% prior to December 31, 1994) of participants base compensation which is made each year regardless of current profits or losses.

The amount of the Partnership contributions to the plans charged to income for the years ended December 31, 1996, 1995 and 1994 were $275,000, $218,000, and $205,000, respectively.

NOTE 8. CONTINGENCIES

As the Partnership business is the refining of crude oil into liquid asphalt and other light-end products, it is subject to certain environmental laws and regulations. Accordingly, adherence to environmental laws and regulations creates the opportunity for unknown costs and loss contingencies to arise in the future. Unknown costs and loss contingencies could also occur due to the nature of the Partnerships business. The Partnership is not aware of any costs or loss contingencies relating to environmental laws and regulations that have not been recorded in its financial statements. However, future environmental costs cannot be reasonably estimated due to unknown factors. Although environmental costs may have a significant impact on results of operations for any single period, the partnership believes that such costs will not have a material adverse effect on the Partnerships financial position.

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

NOTE 9.  UNIT OPTIONS

In 1996, pursuant to the reorganization plan, the Partnership created a new option plan for its employees and management entitled the 1996 Huntway Employee Incentive Option Plan (the
Plan). The plan is administered by the Operating Committee or by a committee comprised of persons appointed by the Operating Committee. The 1996 plan terminates on June 30, 2006. No person serving on the Operating Committee or the plan committee, who is not an employee of Huntway, is eligible to participate in the plan.

The new plan was approved by the unitholders, senior lenders and junior lenders, among others, as well as by the U.S. Bankruptcy
Court pursuant to the confirmation of the Partnerships prepackaged reorganization plan.

The new plan limits the number of common units which could be purchased under the plan to 4,000,000 common units and authorized out of this amount 2,815,850 units be issued commensurate with the confirmation of the Partnerships prepackaged plan of reorganization. Accordingly, 2,815,850 units were granted on December 18, 1996 at an exercise price of $.50 per unit. All full-time employees of the Partnership at December 18, 1996 received options under the plan.

Also, as part of this plan, 1,022,000 previously-issued options at exercise prices of $.625 and $1.00 per unit were cancelled, however, vesting rights under these prior options were retained as part of the new grant. In addition, restructuring warrants exercisable to purchase an aggregate of 3,340,757 units held by the senior lenders were cancelled while an option to purchase 546,059 units held by a unitholder and consultant remained outstanding.

Of the 2,815,850 units granted on December 18, 1996, 439,600 units were fully vested at the date of grant with 2,376,250 units vesting on August 22, 1998. In addition, an option for 600,000 units was issued to a unitholder and consultant at $.50 a unit.

Options granted on December 18, 1996 at $.50 a unit pursuant to the reorganization plan were originally contemplated as part of the January 8, 1996 debt restructuring term sheet that had been approved by holders of 86% of senior debt and by all the Partnerships junior noteholders. The market price of the Partnerships units at January 8, 1996 was $.375. However, on December 18, 1996, the unit price was $.6875. Accordingly, in accordance with Accounting Principles Board Opinion No. 25, $447,000 in deferred compensation expense will be charged against Partners capital through 1998 represented by the difference between the value of the units at the date of grant and the option price times the number of units vested under the plan. In 1996, $81,000 of such compensation expense was recorded.

The Partnership accounts for its plan in accordance with Accounting Principles Board Opinion No. 25. Had compensation cost for the plan been determined consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, pro forma net income and net income per unit would have been $56,262,000 and $4.35, respectively.

The weighted average fair value of stock options granted during 1996 was $1,380,000. The fair value of stock options was estimated on the grant date using the Black Scholes option pricing model with the following weighted average assumptions:
Risk free interest rate of 7%; expected life of five years; and expected volatility of 73%.

NOTE 10.  SIGNIFICANT CUSTOMERS

One customer accounted for approximately 15% of revenues in 1996, 17% in 1995, and 16% in 1994.



PART III

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Huntway Operating Committee

The Partnerships business and affairs are managed by Huntway Managing Partner, L.P. (the "Managing General Partner") rather than a board of directors. Similarly, the Managing General Partner is itself a partnership and its business and affairs are managed by its general partner, Reprise Holdings, rather than a board of directors. However, Reprise Holdings, as sole general partner of the Managing General Partner, has established an operating committee (the "Operating Committee") to consult with Reprise Holdings with respect to the management of the Managing General Partner and the Partnership, and has elected the following individuals as members of the Operating Committee:

Juan Y. Forster, age 60, has been principally employed as the President and Chief Executive Officer of Huntway for the past eight years.

Samuel M. Mencoff, age 40, has been principally employed as a Vice President of Madison Dearborn Partners, Inc. since January, 1993. Prior to January, 1993, Mr. Mencoff served as Vice President of First Capital Corporation of Chicago (FCCC). Mr. Mencoff is sole director, President and Treasurer of Reprise Holdings and is a general partner of Madison Dearborn Partners III.

Justin S. Huscher, age 43, has been principally employed as a Vice President of Madison Dearborn Partners, Inc. since January, 1993. Prior to January, 1993, Mr. Huscher served as a Senior Investment Manager of First Chicago Investment Corporation, an affiliate of FCCC. Mr. Huscher is Vice President and Secretary of Reprise Holdings and is a general partner of Madison Dearborn Partners III.

Raymond M. OKeefe, age 71, has been principally employed for the last six years as President and Chief Executive Officer of Rokmanage, Inc., a management services firm. For that period and more than the last five years, Mr. OKeefe has served as President and Chief Executive Officer of A. J. Land Company and Harvard Gold Mining Company.

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

                        			 Year Joined
Name                   	Age Huntway	Office
Juan Y. Forster        	60	1979     	President & Chief Executive Officer
Lucian A. Nawrocki     	51	1982     	Executive Vice President,
                            							  Asphalt  Sales
Warren J. Nelson 		     46	1993    		Executive Vice President
                                     & Chief Financial Officer
Terrance L. Stringer	   55	1992    		Executive Vice President
Charles R. Bassett     	61	1982     	Manager of Operations/Benicia
William G. Darnell     	60 1982     	Vice President & General
                            							  Manager/Benicia
Earl G. Fleisher       	46	1991     	Controller and Tax Manager
Michael W. Miller      	38	1979     	Manager of Operations/Wilmington

Each of the persons named above has had the position with Huntway set forth above for the past five years, except as follows:

Lucian A. Nawrocki has been employed as the Executive Vice
President of Asphalt Marketing since 1993. From 1982 to 1993, he served as Manager of Asphalt Sales at the Wilmington refinery.

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

Earl G. Fleisher joined Huntway as Tax Manager in May of 1991 and was appointed Controller in 1993. Prior to joining Huntway, Mr.
Fleisher was employed by Deloitte & Touche, LLP from 1979 to
1991.

Item 11.  EXECUTIVE COMPENSATION

Operating Committee Compensation

The Company does not pay any salaried employee of the Company additional compensation for service on the Operating Committee, and does not pay any fee for participation on, or as a result of, attending Operating Committee meetings for those members of the Operating Committee who are not salaried employees of the Company. The Committee does reimburse Operating Committee members for out-of-pocket costs associated with attending Operating Committee meetings (such as travel costs, food and lodging).

Compensation Committee Interlocks and Insider Participation

Messrs. Mencoff, OKeefe and Forster are members of the Compensation and Benefits Committee. During 1995, neither Mr. Mencoff or Mr. OKeefe were officers or employees of the Company, or any of its subsidiaries, nor did any of them have any relationship with the Company requiring disclosure by the Company under Item 404 of Regulation S-K. From 1987 through the present, Mr. Forster has been President and Chief Executive Officer of the Company.

Executive Compensation

Cash Compensation

The following summary compensation table shows certain compensation information for the Chief Executive Officer and the four other most-highly compensated officers. The information includes the dollar value of base salaries, bonus awards and long-term incentive plan payments, the number of stock options granted and certain other compensation paid during the fiscal years ended December 31, 1996, 1995 and 1994.

SUMMARY COMPENSATION TABLE
                                                             							Long-Term
                                			Annual Compensation				          Compensation
                                			Salary    		Bonus(1)  	Other Annual	Option
Name and Principal Position 	Year	 $ 		        $         	Compensation(2)
                                                                   	Grants(3)
J. Y. Forster		              1996	 $280,659 		 $111,000 	 $18,500 	 560,250
	President and Chief
 Executive Officer	          1995	  260,474         		-  	 18,500      	 -
	                           	1994 	 256,000        		 -       	 -      	 -

L. A. Nawrocki		             1996 	 150,614   		 56,000       	 -  272,500
	Executive Vice President
 Asphalt                    	1995	  135,000 		        -       	 -      	 -
	Marketing	                  1994 	 129,000        		 -       	 -      	 -

W. J. Nelson		               1996 	 205,284(4) 	 76,000  	 18,500	 615,000
	Executive Vice President
 and                        	1995	  155,000        		 -    18,500      	 -
	Chief Financial Officer    	1994	  155,000        		 -       	 -      	 -

T. L. Stringer             		1996 	 179,898   		 70,000  	 18,500  295,000
	Executive Vice President
 Supply and                 	1995 	 162,000 		        -  	 18,500      	 -
	Planning	                   1994 	 159,000 	       	 -       	 -      	 -

W. G. Darnell		              1996 	 117,987   		 50,000       	 -  192,500
	Vice President and General
 Manager  --	                1995 	 110,000 		        -       	 -      	 -
	Benicia                    	1994	  104,000        		 -       	 -      	 -


(1)	Bonus paid in cash totaled $35,000 for Mr. Forster, $25,000
for Mr. Nawrocki, $35,000 for Mr. Nelson, $43,000 for Mr.
Stringer and $22,000 for Mr. Darnell.  The balance of 1996
bonus award of $76,000 for Mr. Forster, $31,000 for Mr.
Nawrocki, $41,000 for Mr. Nelson and $28,000 for Mr. Darnell
will be paid in cash based on an evaluation of Partnership
cash flow but no later than December 31, 1998.
(2)	All amounts shown represent increased monthly compensation
of $1,850 beginning March 1995 for Mr. Forster, Mr. Nelson and Mr. Stringer in lieu of receiving Company-paid automobiles. Company-paid automobiles were provided for Forster, Nelson and Stringer in 1994 and through February
1995 and are still currently being provided to Mr. Nawrocki and Mr. Darnell as they were in 1994 and 1995.
(3) 1995 and 1996 grants vest on August 22, 1998.
(4) Includes $16,667 in retroactive salary adjustment earned in 1995 but paid in 1996.

The following table sets forth the option grants made to the named executive officers of Huntway during the last fiscal year.
There were no other long-term incentive plan grants made during 1996.

OPTION GRANTS IN LAST FISCAL YEAR

                         							% of Total             				Potential Realizable
               					Number of 		Options                				Value at Assumed
               					Securities		Granted to	             			Annual Rates of Stoc
               					Underlying		EmployeesExercise	        	Appreciation for Opt
Name and       					Options   		in FiscalPrice	  ExpirationTerm (2)
Principal Position  Granted(1)  Year  $ per Unit	Date     	5%        	10%
J. Y. Forster	   		 560,250   		20%   $0.500    	12/18/06	 $173,678 	 $448,200
	President and
		Chief Executive Officer

L. A. Nawrocki  			 272,500   		10%		  0.500    	12/18/06  	 84,475  	 218,000
	Executive Vice President
 Asphalt Marketing

W. J. Nelson	  				 615,000   		22%		  0.500    	12/18/06 	 190,650  	 492,000
	Executive Vice President and

	Chief Financial Officer


T. L. Stringer					 295,000   		10.5%  0.500    	12/18/06	   91,450  	 236,000
	Executive Vice President

	Supply and Planning


W. G. Darnell				 	 192,500   		7%	  	 0.500    	12/18/06  	 59,675  	 154,000
	Vice President and

	General Manager -- Benicia


Total	       				 2,815,850   		69.5%                    	 $599,928 $1,548,200

(1)	Non-qualified options were granted at $.50 a unit on December
18, 1996 when unit price on that date was $.6875.  Options
vest on August 22, 1998.  In the event of any change of
control of the Partnership, as defined, then each option will immediately become fully exercisable as of the date of the
change of control.
(2)	5% compounded growth results in final unit price of $.81 and
10% compounded growth results in final units price of $1.30.

The following table sets forth the aggregate options exercised in the last fiscal year and fiscal year end option values for the named executive officers.

AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR END OPTION VALUES


         					Shares            		Number of Securities	    		Value of Unexer In-
          				Acquired	          	Underlying Unexercised			  The-Money Opts at
Name and			 		on       	Value	    Options at Fiscal Year End	Fiscal Year End(1)
Position      Exercise	 Exercised Exercisable	Unexercisable	Exercis Unexe
J. Y. Forster	 -      	 -       	 78,750 	    481,500    		 $24,570 $150,228
	President and
	Chief Executive Officer


L. A. Nawrocki -      	 -       	 27,500 	    245,000     		 8,580 	 76,440
	Executive Vice President

	Asphalt Marketing


W. J. Nelson		 -      	 -      	 125,000 	    490,000    		 39,000  152,880
	Executive Vice President and

	Chief Financial Officer


T. L. Stringer -      	 -       	 50,000 	   245,000    		 15,600 	 76,440
	Executive Vice President

	Supply and Planning


W. G. Darnell -       	 -       	 20,000 	  170,000     		 6,240 	 53,040
	Vice President and

	General Manager -- Benicia


Total	  				 -        	 -   	    301,250	 1,631,500 	 	 $93,99 	 $509,028

(1) Based on the closing price of $.812 of the common units on the New York Stock Exchange on December 31, 1996.

Compensation Pursuant to Plans

Pension Plan. The Partnership currently has in effect a defined contribution pension plan as well as a 401-K deferred savings and profit sharing plan. Pursuant to the terms of the pension plan, each year Huntway contributes to the plan an amount equal to 4% of each employees annual base compensation which includes base salary and overtime, but excludes any cash bonuses. Each full-time employee of Huntway participates in the pension plan. Contributions made to the pension plan vest in equal increments over a period beginning upon completion of two years of service and ending upon completion of seven years of service. The terms of the 401-K deferred savings plan provide that the Partnership match the employees contributions up to 2% of qualifying compensation. For the year ended December 31, 1995, Huntway paid or accrued $60,000 to these plans on behalf of its officers as a group.


Item 12.  Principal Unitholders

The following tables set forth information regarding the number of Limited Partnership Units owned as of March 4, 1997 by each person known by the Partnership to be the beneficial owner of more than five percent of all Limited Partnership Units outstanding. Except as indicated below, each of the persons named in the table has sole voting and investment power with respect to the Units set forth opposite his or its name.

Beneficial Ownership

	Beneficial Owner	Units	Interest

	Common Units:
	First Capital Corporation	          5,238,534	(1)	        20.67%
	of Chicago
	One First National Plaza
	Chicago, IL  60670

	Bankers Trust Company	              6,928,417	(2)        	27.34%
	280 Park Avenue
	New York, New York 10017

	Massachusetts Mutual Life          	3,830,279	(2)        	15.11%
	Insurance Company
	1295 State Street
	Springfield, MA  01111

	Mr. Andre Danesh	                   2,060,059	(3)	        7.80%
	Allied Financial Corp.
	1583 Beacon Street
	Brookline, MA  02146

	All Officers and Operating         	4,603,028	(2)(4)    	16.35%
	Committee Members as a Group
	(12 persons)

1) Includes 653,286 units held by Reprise Holdings, Inc. First Capital Corporation of Chicago and Madison Dearborn Partners III own all of the outstanding common stock of Reprise Holdings, Inc.
2) Includes 62,500 and 446,973 Units held by Madison Dearborn Partners VI and Madison Dearborn Partners III, respectively. Samuel M. Mencoff and Justin S. Huscher, members of the Operating Committee, serve as general partners of such entities but disclaim beneficial ownership of Units held by such entities. Also includes 653,286 Units held by Reprise Holdings, Inc. Mr. Mencoff is the President and sole director of Reprise Holdings, Inc. See also Note 1 above. Mr. Mencoff disclaims beneficial ownership of the Units held by Reprise Holding, Inc.
3) Includes options to acquire 1,146,059 units exercisable at $.50 a unit.
4) Includes options to acquire 2,815,850 Units exercisable at $.50 a unit.



Item 13.  Certain Transactions

None.

	Exhibit
Number	Description of Exhibit


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

	3.4	Amendment of Agreement of Limited Partnership of Huntway
		Partners, L.P. dated as of December 12, 1996 (incorporated by reference herein to Appendix E of the Consent Solicitation and
Disclosure Statement on Schedule 14A, filed October 15, 1996,
Commission
		file No. 1-10091)

	 4	Deposit Agreement by and among Huntway Partners, L.P.,
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

	10.2	Amended and Restated Agreement of Limited Partnership of
		Huntway Holdings, L.P. dated as of December 22, 1989 (incorporated by reference herein to Exhibit 10.12 of the Annual Report on Form 10-K, filed March 30, 1990, Commission file No. 1-10091)

	10.3	Second Amended and Restated Agreement of Limited Partnership
		of Sunbelt Refining Company, L.P. (incorporated by reference herein to Exhibit 10.8 of the Annual Report on Form 10-K, filed March 30, 1990, Commission file No. 1-10091)

10.4	Amended and Restated Ground Lease dated as of July 31,
		1987 by and between Industrial Asphalt and Huntway Refining Company (incorporated by reference herein to Exhibit 10.7 of the Registration Statement on Form S-1, filed September 26, 1988, Registration No. 33-24445).

10.5	Huntway Partners, L.P. Amended and Restated Profit Sharing
		and Tax Deferred Savings Plan (incorporated by reference herein to Exhibit 10.2 of the Annual Report on Form 10-K, filed March 29, 1989, Commission file No. 1-10091)

10.6	Huntway Partners, L.P. Money Purchase Pension Plan
		(incorporated by reference herein to Exhibit 10.4 of the Registration Statement on Form S-1, filed September 26, 1988, Registration No. 33-24445).

	10.7	Indenture dated as of December 12, 1996 between the Registrant and
Fleet National Bank, relating to the 12% Senior Secured Notes Due
2005, including related security documents, guaranties and forms of securities (Incorporated by reference herein to Exhibit 4.1 of the report on Form 8-K filed December 27, 1996, Commission File
No. 1-0091)

10.8 Indenture dated as of December 12, 1996 between the Registrant and IBJ Schroder Bank & Trust Company, relating to the Junior
Subordinated Notes Due 2005, including the forms of security.
(Incorporated by reference herein to Exhibit 4.2 of the report on Form 8-K filed December 27, 1996, Commission File No. 1-0091)

10.9 Registration Rights Agreement dated as of December 12, 1996 by and among Huntway Partners, L.P. and certain of its security holders named therein. (Incorporated by reference herein to Exhibit 4.4 of the report on Form 8-K filed December 27, 1996, Commission File
No. 1-0091)



	Exhibit
Number	Description of Exhibit

	10.10	Unitholders Agreement dated as of December 12, 1996 by and among
Huntway Partners, L.P. and certain of its Unitholders named
therein. (Incorporated by reference herein to Exhibit 4.3 of the report on Form 8-K filed December 27, 1996, Commission File No. 1-
0091)

10.11	Letter of Credit and Reimbursement Agreement Dated as of
		June 22, 1993 between Huntway Partners, L.P., Sunbelt Refining Company, L.P. and Bankers Trust Company
		(incorporated by reference herein to Exhibit 10.31 of the Current Report on Form 8-K, filed July 13, 1993, Commission file No. 1-10091)


10.12 	First Amendment to Letter of Credit and Reimbursement Agreement Dated as
  of December 12, 1996 between Huntway Partners, L.P., Sunbelt Refining
  Company, L.P. and Bankers Trust Company                                 52

10.13	Huntway Partners, L.P. 1996 Employee Incentive Option Plan dated as of
December 12, 1996 (incorporated by
reference herein to Appendix C of the Consent Solicitation and Disclosure Statement on Schedule 14A filed
October 15, 1996.  Commission file No. 1-10091).

10.14 	Indemnification Agreement dated as of November 9, 1988
		(incorporated by reference herein to Exhibit 10.12 of the Annual Report on Form 10-K, filed March 29, 1989,
		Commission file No. 1-10091)

10.15	Definitive Agreement between Huntway Partners, L.P. and
		Reprise Holdings, L.P. dated as of May 3, 1990
		(incorporated by reference herein to Exhibit 10.14 of the Quarterly Report on Form 10-Q, filed May 15, 1990, Commission file No. 1-10091)

	10.16	Termination Agreement (incorporated by reference herein to
		Exhibit 10.41 of the Current Report on Form 8-K, filed July 13, 1993, Commission file No. 1-10091)

	21	Schedule of Subsidiaries (incorporated by reference herein to
		Exhibit 22 of the Registration Statement on Form S-1, as amended by Amendment No. 2, filed November 2, 1988, Registration No. 33-24445).

	99.1	Complaint in Neal v. Forster, et al., No. 92-7264 SVW
		(C.D. Cal.) (incorporated by reference herein to Exhibit
		28.5 of the Current Report on Form 8-K, filed March 1, 1993, Commission file No. 1-10091)



Exhibit
Number	Description of Exhibit

99.2	Complaint in Van Elgort et al. v. Huntway Partners, L.P.,
		et al., No. 92-7314R (C.D. Cal.) (incorporated by reference herein to Exhibit \28.6 of the Current Report on Form 8-K, filed March 1, 1993, Commission file No. 1-10091)


(b)	Reports on Form 8-K

SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Huntway Partners, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1997.


					HUNTWAY PARTNERS, L.P.


					By:	/s/ Juan Y. Forster
						Juan Y. Forster
						Chairman of the Operating Committee
								President and Chief
Executive Officer



	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1997.


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

	- 68 -
- 1 -
- 55 -