Form 10-Q
period 1997-03-31
HUNTWAY PARTNERS L P
filed 1997-05-15
CIK 840335

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended March 31, 1997			    Commission
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








QUARTERLY REPORT ON FORM 10-Q

HUNTWAY PARTNERS, L.P.

For the Quarter Ended March 31, 1997




INDEX



Part I.  Financial Information
Page

	Condensed Consolidated Balance Sheets as
	  of March 31, 1997 and December 31, 1996	3

	Condensed Consolidated Statements of
	  Operations for the Three Months
	  Ended March 31, 1997 and 1996	4

	Condensed Consolidated Statement of
	  Partners' Capital (Deficiency) for the Three Months
	  Ended March 31, 1997	4

	Condensed Consolidated Statements of Cash
	  Flows for the Three Months Ended
	  March 31, 1997 and 1996	5

	Notes to Condensed Consolidated
	  Financial Statements	6

	Management's Discussion and Analysis
	  of Results of Operations and
	  Financial Condition	8


Part II.  Other Information	14



HUNTWAY PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS






	                                          March  31,            	December 31,
                                          	1997                  	1996
                                          	(Unaudited)           	(Audited)
CURRENT ASSETS:

Cash                                       $3,092,000             $5,287,000
Accounts Receivable                     			 4,905,000 	          		5,148,000
Inventories 	                            		 8,490,000           			3,399,000
Prepaid Expenses                          			 820,000              		640,000
Total Current Assets                   			 17,307,000           		14,474,000


PROPERTY - Net	                            59,380,000          			59,339,000


OTHER ASSETS	                                	288,000               	319,000


GOODWILL                                    1,744,000           			1,759,000


TOTAL ASSETS	                             $78,719,000            $75,891,000




CURRENT LIABILITIES:

Accounts  Payable                          $8,802,000 	           $6,913,000
Current Portion of Long-Term Obligations    - 			                    100,000
Accrued Interest                              635,000                316,000
Other Accrued Liabilities 			               1,654,000              1,347,000
Total Current Liabilities                  11,091,000 		           8,676,000


LONG-TERM OBLIGATIONS	                     28,174,000             28,174,000


PARTNERS' CAPITAL:

General Partners                              394,000                390,000
Limited Partners                           39,060,000 	           38,651,000
Total Partners' Capital 	                  39,454,000             39,041,000

TOTAL LIABILITIES AND
PARTNERS' CAPITAL	                        $78,719,000            $75,891,000




HUNTWAY PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

				                                     Three Months			         Three Months
					                                       Ended			                Ended
				                                      March 31,			            March 31,
				                                       1997			                  1996
				                                    (Unaudited)			          (Unaudited)
SALES				                               $19,065,000 			         $17,209,000

COSTS AND EXPENSES:
Material and Processing Costs 				       16,137,000 	          	 16,758,000
Selling and Administration Expenses 				  1,189,000                 866,000
Interest Expense 				                       873,000 			           1,289,000
Depreciation and Amortization 				          520,000 	               515,000
Costs and Expenses				                   18,719,000 	            19,428,000

NET INCOME (LOSS)				                      $346,000             $(2,219,000)

NET INCOME (LOSS) PER UNIT				                $0.01                  $(0.19)

LIMITED PARTNER EQUIVALENT
UNITS OUTSTANDING				                    27,055,000 	            11,673,000

HUNTWAY PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL



	                          			     	General	     	Limited
					                               Partners			   Partners		      Totals
Balance at January 1, 1997					     $390,000 		   $38,651,000 			 $39,041,000
Earned Portion of Option Awards					   1,000           66,000 			      67,000
Net Income for the Three Months
Ended March 31, 1997					              3,000 	        343,000 			     346,000

Balance at March 31, 1997					      $394,000 			  $39,060,000 			 $39,454,000

HUNTWAY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

		                                                 Three			       Three
		                                                 Months Ended			Months Ended
		                                                 March 31,			   March 31,
		                                                 1997			        1996
 		                                               (Unaudited) 			 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss) 		                              $346,000        $(2,219,000)
Adjustments to Reconcile Net Loss
to Net Cash Provided by Operating Activities:

Depreciation and Amortization 		                   520,000 	          515,000
Changes in Operating Assets and Liabilities:

Decrease (Increase) in Accounts Receivable         243,000 			       (280,000)
(Increase) in Inventories 		                    (4,999,000) 	      (1,747,000)
(Increase) in Prepaid Expenses 		                 (181,000) 		       (239,000)
Increase in Accounts Payable 		                  1,889,000 		       2,060,000
Increase in Accrued Liabilities 		                 626,000 			      1,196,000

NET CASH (USED) BY OPERATING ACTIVITIES		       (1,556,000)		        (714,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property 		                          (549,000)          (492,000)
Additions to Other Assets 		                        10,000 			       (172,000)

NET CASH USED BY INVESTING ACTIVITIES		           (539,000)			       (664,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Long-term Obligations 	              (100,000)			       (100,000)

NET CASH USED  BY FINANCING ACTIVITIES 		         (100,000)		        (100,000)

NET (DECREASE) IN CASH		                        (2,195,000)	       (1,478,000)

CASH BALANCE - BEGINNING OF PERIOD		             5,287,000          4,304,000

CASH BALANCE - END OF PERIOD		                  $3,092,000 	       $2,826,000

INTEREST PAID  IN CASH DURING THE PERIOD		        $554,000 		        $187,000



HUNTWAY PARTNERS, L.P. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	The accompanying condensed consolidated financial statements of Huntway Partners, L.P. and subsidiary as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such financial statements in accordance with generally accepted accounting principles. The results of operations for an interim period are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Partnerships annual report for the year ended December 31, 1996.

	Crude oil and finished product inventories are stated at cost determined by the last-in, first-out method, which is not in excess of market. For the first three months of 1997 and 1996, the effect of LIFO was to increase net income by $1,154,000 and increase the net loss by $653,000, respectively.

	Inventories at March 31, 1997 and December 31, 1996 were as follows:

                                           1997             1996

Finished Products                          $5,798,000       $2,533,000
Crude Oil and Supplies                      3,730,000        3,058,000
                                            9,528,000        5,591,000
Less LIFO Reserve                          (1,038,000)      (2,192,000)

Total                                      $8,490,000       $3,399,000

2.  CONTINGENCIES

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

Results of Operations

	Huntway is principally engaged in the processing and sale of liquid asphalt products, as well as the production of other refined petroleum feedstocks and products such as gas oil, naphtha, kerosene distillate and heavy (bunker) fuel.

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

	A number of uncertainties exist that may affect Huntways future operations including the possibility of further increases in crude costs that may not be able to be passed on to customers in the form of higher prices. Additionally, crude costs could rise to such an extent that Huntway may not have sufficient letter of credit availability to purchase all the crude it needs to sustain operations to capacity, especially during the summer season. If this occurred, Huntway would be forced to reduce crude purchases, which could adversely impact results of operations. The Partnerships primary product is liquid asphalt. Most of Huntways competitors produce liquid asphalt as a by-product and are of much greater size and have much larger financial resources than the Partnership. Accordingly, the Partnership has in the past, and may have in the future, difficulty raising prices in the face of increasing crude costs.

Three Months Ended March 31, 1997 Compared with the Three
Months Ended March 31, 1996

	First quarter 1997 net income was $346,000, or $.01 per unit, versus 1996 first quarter net loss of $2,219,000, or $.19 cents per unit.

	The improvement in results between quarters of $2,565,000 is principally attributable to significantly higher product margins. Prices for Huntway's light-end products rose in the quarter commensurate with increases in wholesale gasoline and diesel prices in California which reflected the impact of refinery turnarounds and outages as well as seasonal increases in middle distillates caused by winter heating oil demand. Asphalt margins also improved as industry wide price increases early in the quarter generally held while crude prices fell. Asphalt margins also benefited as overall improvements in operating results allowed the Partnership to forego low-margin fuel oil sales such as it made in the first quarter of 1996 for liquidity purposes.

	The following table sets forth the effects of changes in price and volume on sales and material and processing costs on the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996:

						                                    Material &		               Barrels
			                          Sales			     Processing		   Net		       Sold
Quarter ended March 31, 1996	 $17,209,000 	$16,758,000 			$451,000 		887,000

Effect of changes in price  			 3,369,306 			  852,646 		2,516,660
Effect of changes in volume 			(1,513,306)  (1,473,646) 		 (39,660)		(78,000)

Quarter ended March 31, 1997		$19,065,000 	$16,137,000 	$2,928,000 		809,000


As reflected in the table, the net margin between sales and material and processing costs improved from $0.51 per barrel for the first quarter of 1996 to $3.62 per barrel for the first quarter of 1997. This improvement in net margin of $2,477,000 is primarily attributable to the Partnership's significantly improved margin on all products in the quarter. Over all, light product prices improved by 22% compared to the first quarter of 1996 as wholesale gasoline and diesel prices rose primarily due to turnarounds and refinery outages in California as well as seasonal increases in middle distillates caused by winter heating oil demand. Asphalt pricing improved by 19% as price increases put into effect early in the quarter (after crude price increases throughout 1996) generally held despite falling crude prices. Over all, sales prices averaged $23.57 per barrel for the first quarter of 1997 as compared to $19.40 per barrel for the comparable quarter of 1996, an increase of $4.17, or 21%. This increase in pricing was partially offset by crude costs, which rose by 8% as compared to the comparable quarter of 1996. All of this increase occurred in 1996 as California heavy crude postings actually fell by 17% over the course of the quarter as a result of lower demand due to a heavy refinery turnaround schedule and generally higher world wide production. Over all, material and processing costs averaged $19.95 and $18.89 for the quarters ended March 31, 1997 and 1996, respectively, an increase of $1.06, or 6%.

	Selling, general and administrative costs increased by $323,000 as compared to the first quarter of 1996 primarily as a result of incentive plan accruals and an increase in bad debt expense.

	Interest expense was reduced in the quarter by $416,000 due to reduced debt levels. In December of 1996, the partnership completed the restructuring of its indebtedness with its senior and junior lenders. This resulted in a reduction in long-term debt and related accrued interest of $71,748,000 and the issuance of 13,786,000 new partnership units.

	Because of the foregoing, as well as other factors affecting the Partnerships operating results, past financial performance should not be considered to be a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.


Capital Resources And Liquidity
	The primary factors that affect the Partnership's cash requirements and liquidity position are fluctuations in the selling prices of refined products caused by local market supply and demand factors, including public and private demand for road construction and improvement as well as demand for diesel fuel and gasoline and fluctuations in the cost of crude oil which is impacted by a myriad of market factors, both foreign and domestic. In addition, capital expenditure requirements, including costs to maintain compliance with environmental regulations as well as debt service requirements, also impact the Partnerships cash needs.

	In the first three months of 1997, operating activities used $1,556,000 in cash. The periods net income of $346,000 plus depreciation and amortization of $520,000 provided $866,000 in cash. A seasonal increase in inventory of $4,999,000 was partially financed by a similar seasonal increase in accounts payable of $1,889,000. Accrued liabilities increased by $626,000 as only one half of the interest accrued under the new debt agreements was scheduled for payment in the quarter, as well as increases in accruals for property taxes and incentive compensation. Prepaid expenses consumed $181,000 primarily due to turnaround costs while accounts receivable decreased by a nominal $243,000 due to the timing of certain product sales.

 In comparison, during the first quarter of 1996, operating activities consumed $714,000 in cash primarily resulting from the periods net loss of $2,219,000 offset by non-cash items of $515,000. Seasonal increases in accounts receivable and inventory of $2,027,000 were financed by similar seasonal increases in accounts payable which increased by $2,060,000. Prepaid expenses increased by $239,000 primarily due to turnaround costs. Accrued interest increased by $1,102,000 as interest continued to accrue under the old debt agreement until the completion of the restructuring, referred to above, on December 30, 1996.

	Investing activities consumed $539,000 during the first quarter of 1997 primarily for refinery equipment. During the first quarter of 1996, investing activities consumed $664,000 primarily for refinery equipment and deposits.

	Financing activities consumed $100,000 in the first quarter of both 1997 and 1996 pursuant to a 1993 settlement with the State of Arizona.

The Partnership believes its current level of letter of credit facilities are sufficient to guarantee requirements for crude oil purchases, collateralization of other obligations and for hedging activities at current crude price levels. However, due to the volatility in the price of crude oil, there can be no assurance that these facilities are adequate. If crude oil prices were to increase, the Partnership may be required to reduce its crude oil purchases, which would adversely impact profitability.

Currently, the Partnership is negotiating with two of its senior lenders to repurchase or amend their Senior Notes and to repurchase units that were issued in December 1996. The Partnership is currently anticipating that it will seek to refinance these debt and equity securities with a new debt instrument, the terms of which have not been established. The Partnership is considering such a refinancing in order to continue to pursue its goal of reducing indebtedness and debt service requirements. The Partnership is also, currently in negotiations with another bank to replace its existing letter of credit agreement.

At March 31, 1997, the cash position of the Partnership was $3,092,000. In the opinion of management, cash on hand, together with anticipated future cash flows, will be sufficient to meet Huntway's liquidity obligations for the next 12 months, regardless of whether Huntway is successful in refinancing its two largest senior lenders.


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

	None.

Item 4.  Submission of Matters to a Vote of Security Holders

	None.

Item 5.  Other Information

     		None.

Item 6. Exhibits and Reports on Form 8-K

		(a) Exhibits

			None

		(b) Reports on Form 8-K

			None



SIGNATURES


	Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1997.


										HUNTWAY PARTNERS, L.P.

(Registrant)



By:
Warren J. Nelson
Executive Vice President
and Chief Financial Office
(Principal Accounting Officer)



 	- 11 -



	VIII-19