Form 10-Q
period 1997-06-30
HUNTWAY PARTNERS L P
filed 1997-08-13
CIK 840335

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended June 30, 1997			    Commission
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








QUARTERLY REPORT ON FORM 10-Q

HUNTWAY PARTNERS, L.P.

For the Quarter Ended June 30, 1997




INDEX



Part I.  Financial Information
Page

	Condensed Consolidated Balance Sheets as
	  of June 30, 1997 and December 31, 1996	         3

	Condensed Consolidated Statements of
	  Operations for the Three Months and Six
	  Months Ended June 30, 1997 and 1996	            4

	Condensed Consolidated Statement of
	  Partners' Capital (Deficiency) for the Six Months
	  Ended June 30, 1997	                            4

	Condensed Consolidated Statements of Cash
	  Flows for the Three Months and Six Months
	  Ended June 30, 1997 and 1996	                   5

	Notes to Condensed Consolidated
	  Financial Statements	                           6

	Management's Discussion and Analysis
	  of Results of Operations and
	  Financial Condition	                            7


Part II.  Other Information	                      12



HUNTWAY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
			                               June 30,             	December 31,
			                                1997                   		1996
		                              (Unaudited)             	(Audited)
CURRENT ASSETS:
   Cash                          $2,263,000              $5,287,000
   Accounts Receivable            5,626,000               5,148,000
   Inventories                    8,396,000               3,399,000
   Prepaid Expenses                 770,000                 640,000
      Total Current Assets       17,055,000              14,474,000


PROPERTY - Net	                 	59,244,000             	59,339,000

OTHER ASSETS	                      	323,000                	319,000

GOODWILL	                         1,730,000               1,759,000

TOTAL ASSETS                    $78,352,000             $75,891,000


CURRENT LIABILITIES:

   Accounts  Payable             $7,862,000              $6,913,000
   Current Portion of
     Long-Term Obligations	               -                 100,000
   Accrued Interest                 957,000                 316,000
   Other Accrued Liabilities      1,779,000               1,347,000
     Total Current Liabilities   10,598,000               8,676,000


LONG-TERM OBLIGATIONS	           28,174,000              28,174,000


PARTNERS' CAPITAL:
		 General Partners                 395,000                 390,000
   Limited Partners              39,185,000              38,651,000
      Total Partners' Capital    39,580,000              39,041,000

TOTAL LIABILITIES AND
   PARTNERS' CAPITAL	           $78,352,000             $75,891,000



HUNTWAY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			           Three Months		  Three Months		   Six Months		Six Months
			              Ended		         Ended		         Ended		      Ended
			             June 30,		      June 30,		      June 30,		   June 30,
			              1997		          1996		           1997		       1996
			           (Unaudited)		   (Unaudited)	     (Unaudited)		(Unaudited)
SALES			        $23,669,000 		  $26,099,000     $42,734,000 		 $43,308,000

COSTS AND
 EXPENSES:
 Material and
  Processing
  Costs			       21,132,000      22,077,000 		   37,269,000 		  38,835,000

 Selling and
  Administration
  Expenses			       980,000         924,000 	 	   2,169,000 		   1,790,000

 Interest Expense	  896,000 		    1,315,000	      1,769,000 		   2,604,000

 Depreciation and
  Amortization			   602,000 		      532,000     	 1,122,000 		   1,047,000

Total Costs and
 Expenses			     23,610,000      24,848,000 		   42,329,000 		  44,276,000

NET INCOME(LOSS)    $59,000 		   $1,251,000        $405,000 		   $(968,000)

NET INCOME(LOSS)
 PER UNIT			          $0.00 		        $0.11 	         $0.01 		      $(0.08)

LIMITED PARTNER
 EQUIVALENT UNITS
 OUTSTANDING			  28,107,000 		   11,673,000 	    28,096,000 		  11,673,000




HUNTWAY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

					                       General			         Limited
					                       Partners			        Partners	          Totals
Balance at January 1, 1997		 $390,000     		 $38,651,000 	  	 $39,041,000
Earned Portion of
 Option Awards					             1,000          		133,000       			134,000
Net Income for the
 Six Months Ended
 June 30, 1997					             4,000            401,000 			      405,000

Balance at June 30,  1997			 $395,000     		 $39,185,000  			 $39,580,000

HUNTWAY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


		                                   Six Months          Six Months
		                                     Ended			             Ended
		                                    June 30,			           June 30,
		                                      1997			               1996
 		                                  (Unaudited)			       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income/(Loss)	                   $	405,000 		       $	(968,000)
Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities:
   Depreciation and Amortization       	1,122,000          	1,047,000
Changes in Operating Assets
   and Liabilities:
   Increase in Accounts Receivable       (478,000)         (1,259,000)
   Increase in Inventories             (4,907,000)         (2,783,000)
   Increase in Prepaid Expenses          (130,000)           (253,000)
   Increase in Accounts Payable           949,000           2,233,000
   Increase in Accrued Liabilities      1,073,000           2,479,000


NET CASH PROVIDED (USED)
   BY OPERATING ACTIVITIES           		(1,966,000)           	496,000

CASH USED IN INVESTING ACTIVITIES:
	  Additions to Property                 (922,000)         (1,570,000)
   Additions to Other Assets              (36,000)           (395,000)

NET CASH USED BY INVESTING ACTIVITIES    (958,000)         (1,965,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of Long-term Obligations    (100,000)           (100,000)

NET CASH USED BY FINANCING ACTIVITIES		  (100,000)			        (100,000)

NET(DECREASE) IN CASH                  (3,024,000)         (1,569,000)

CASH BALANCE - BEGINNING OF PERIOD		    5,287,000 			       4,304,000

CASH BALANCE - END OF PERIOD	         $	2,263,000 		      $	2,735,000

INTEREST PAID  IN CASH DURING
   THE PERIOD	                        $	1,128,000            $353,000





HUNTWAY PARTNERS, L.P. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated financial statements of Huntway Partners, L.P. and subsidiary as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements in accordance with generally accepted accounting principles. The results of operations for an interim period are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Partnerships annual report for the year ended
December 31, 1996.
	The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards 128, Earnings per Share, which is effective for annual and interim periods ending after December 15, 1997. The Partnership does not believe that adoption of this standard will have an effect on the results of operations.
 Crude oil and finished product inventories are stated at cost determined by the last-in, first-out method, which is not in excess of market. For the three months ended June 30, 1997 and 1996, the effect of LIFO was to increase net income by $765,000 and $161,000, respectively. For the six months ended June 30, 1997 and 1996, the effect of LIFO was to increase net income by $1,919,000 and $490,000, respectively.

	Inventories at June 30, 1997 and December 31, 1996 were as follows:

		                              1997		          1996
Finished Products		         $5,469,000 		    $2,533,000
Crude Oil and Supplies		     3,200,000 		     3,058,000
		                           8,669,000 		     5,591,000
Less LIFO Reserve		           (273,000)      (2,192,000)

Total		                     $8,396,000 		    $3,399,000

2.  CONTINGENCIES

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

	A number of uncertainties exist that may affect Huntways future operations. The Partnerships primary product is liquid asphalt and some of Huntways competitors produce liquid asphalt as a by-product and are of much greater size and have much larger financial resources than the Partnership. Accordingly, the Partnership has in the past, and may have in the future, difficulty raising prices in the face of increasing crude costs. Additionally, crude costs could rise to such an extent that Huntway may not have sufficient letter of credit availability to purchase all the crude it needs to sustain operations to capacity, especially during the summer season. If this occurred, Huntway would be forced to reduce crude purchases, which could adversely impact results of operations.
 Three Months Ended June 30, 1997 Compared with the Three
Months Ended June 30, 1996
	Second quarter 1997 net income was $59,000, or $.00 per unit, versus 1996 second quarter net income of $1,251,000, or $.11 cents per unit.

	The decline in results between quarters of $1,192,000 is principally attributable to significantly lower light product margins. Prices for Huntway's light-end products fell in the quarter commensurate with declining wholesale gasoline and diesel prices in California which reflected the impact of maximum production rates and increasing inventory levels of these products on the west coast. In contrast, asphalt margins improved as industry wide price increases early in the year generally held.

	The following table sets forth the effects of changes in price and volume on sales and material and processing costs on the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996:

						                            Material &				                 	Barrels
			                   Sales			    Processing	      	Net		         Sold
Three Months ended
   June 30, 1996			 $26,099,000		 $22,077,000 			 $4,022,000     1,157,000

   Effect of changes
     in price			     (2,362,328)  		 (887,756)			 (1,474,571)
   Effect of changes
     in volume			       (67,672)    	 (57,244)   			 (10,429)	    	 (3,000)

Three Months Ended
   June 30, 1997			 $23,669,000 	 $21,132,000 			 $2,537,000     1,154,000



 The net margin between sales and material and processing costs fell from $3.48 per barrel for the second quarter of 1996 to $2.20 per barrel for the second quarter of 1997. This decline in net margin of $1,485,000 is primarily attributable to the Partnership's poor light product margins in the quarter. Over all, light product prices fell by 22% compared to the second quarter of 1996 as wholesale gasoline and diesel prices declined due to high refinery run rates and increasing stocks of gasoline and diesel on the west coast. Asphalt pricing improved by 7% as price increases put into effect early in 1997 (after crude price increases throughout 1996) generally held. Over all, sales prices averaged $20.51 per barrel for the second quarter of 1997 as compared to $22.56 per barrel for the comparable quarter of 1996, a decline of $2.05, or 9%. This decline in pricing was partially offset by crude costs, which fell in response to generally higher world wide production levels, by 6% as compared to the comparable quarter of 1996. Over all, material and processing costs averaged $18.31 and $19.08 for the quarters ended June 30, 1997 and 1996, respectively, a decline of $0.77, or 4%.

	Selling, general and administrative costs increased by a nominal $56,000 as compared to the second quarter of 1996 primarily as a result of increased payroll expense.

	Interest expense was reduced in the quarter by $419,000 due to reduced debt levels. In December of 1996, the partnership completed the restructuring of its indebtedness with its senior and junior lenders. This resulted in a reduction in long-term debt and related accrued interest of $71,748,000 and the issuance of 13,786,000 new partnership units.

Six Months Ended June 30, 1997 Compared with the Six Months
Ended June 30, 1996
	First half 1997 net income was $405,000, or $.01 per unit, versus 1996 first half net loss of $968,000, or $.08 cents per unit.

	The improvement in results between periods of $1,373,000 is principally attributable to significantly higher product margins. Margins on Huntway's light-end products rose slightly in the period as the poor light product margins of the second quarter failed to competely offset the exceptional first quarter results. First quarter light product margins reflected the impact of refinery turnarounds and outages as well as seasonal increases in middle distillates caused by winter heating oil demand while second quarter margins were adversely impacted by rising gasoline and diesel inventories caused by high production levels of these products. Asphalt margins improved as industry wide price increases early in the period generally held while crude prices fell. Asphalt margins also benefited as improved operating results in the first quarter, allowed the Partnership to forego the low-margin fuel oil sales that it made in the first half of 1996 for liquidity purposes.

	The following table sets forth the effects of changes in price and volume on sales and material and processing costs on the period ended June 30, 1997 as compared to the period ended
June 30, 1996:

						                            Material &		                  Barrels
			                  Sales			     Processing			       Net       Sold
Six Months ended
  June 30, 1996			 $43,308,000 		 $38,835,000 			 $4,473,000    2,044,000

  Effect of changes
   in price			       1,142,217 	   		 (27,040)			  1,169,257
  Effect of changes
   in volume			     (1,716,217) 		 (1,538,960)	  		 (177,257)	    (81,000)

Six Months Ended
   June 30, 1997		 $42,734,000 		 $37,269,000 			 $5,465,000    1,963,000

	The net margin between sales and material and processing costs improved from $2.18 per barrel for the first half of 1996 to $2.78 per barrel for the first half of 1997. This improvement in net margin of $992,000 is primarily attributable to the Partnership's improved margin on all products in the period. Asphalt prices improved by 12% compared to the first half of 1996 as price increases put into effect early in the period (after crude price increases throughout 1996) generally held. Light product prices, on the other hand, declined by 5% due to an oversupply of gasoline and diesel fuel in the second quarter. Over all, sales prices averaged $21.77 per barrel for the first half of 1997 as compared to $21.18 per barrel for the comparable period of 1996, an increase of $0.59, or 3%. All of this increase in pricing contributed to increased margins, as crude costs were virtually unchanged as compared to the comparable period of 1996. Over all, material and processing costs averaged $18.99 and $19.00 for the periods ended June 30, 1997 and 1996, respectively, a decrease of $0.01.

	Selling, general and administrative costs increased by $379,000 as compared to the first half of 1996 primarily as a result of incentive plan accruals and an increase in bad debt expense.

	Interest expense was reduced in the period by $835,000 due to reduced debt levels. In December of 1996, the partnership completed the restructuring of its indebtedness with its senior and junior lenders.

	Due to the volatility inherent in the Partnership's business, past financial performance should not be considered to be a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.


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

	In the first six months of 1997, operating activities used $1,966,000 in cash. The periods net income of $405,000 plus depreciation and amortization of $1,122,000 provided $1,527,000 in cash. A seasonal increase in inventory of $4,907,000 was partially financed by a similar seasonal increase in accounts payable of $949,000. Accrued liabilities increased by $1,073,000 as only one half of the interest accrued under the new debt agreements was scheduled for payment in the period, as well as increases in accruals for property taxes and incentive compensation. Prepaid expenses consumed $130,000 primarily due to turnaround costs while accounts receivable experienced a seasonal increase of $478,000.

Investing activities consumed $958,000 during the first six months of 1996 primarily for refinery equipment including enhancements to the new polymer facilities and tankage for our Benicia refinery.

	Financing activities consumed $100,000 in the first six months of 1996 pursuant to a 1993 settlement with the State of Arizona.

In comparison, during the first six months of 1996, operating activities provided $496,000 in cash. The periods net loss of $968,000 was offset by depreciation and amortization of $1,047,000. Seasonal increases in accounts receivable and inventory of $4,042,000 were financed by a similar seasonal increase in accounts payable of $2,233,000. Prepaid expenses increased by $253,000 primarily due to turnaround costs. Accrued interest increased by $2,252,000 as interest continued to accrue under the old debt agreement until the debt restructuring was completed in the last quarter of 1996.

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

Currently, the Partnership is negotiating with two of its senior lenders to repurchase or amend their Senior Notes and to repurchase units that were issued in December 1996. The Partnership is currently anticipating that it will refinance these debt and equity securities with a new convertible debt instrument. The Partnership is considering such a refinancing in order to continue to pursue its goal of ultimately reducing indebtedness and debt service requirements. The Partnership is also, currently in negotiations with other banks to replace its existing letter of credit agreement. Should the Partnership be successful in its efforts, it anticipates that its long-term debt will increase by up to $8,500,000 and that approximately 40% of its outstanding units will be redeemed. Although there can be no assurance that the Partnership will be successful in this refinance effort, if successful it is contemplated that the refinance will not significantly change annual interest expense but that the current annual sinking fund requirement of $3,232,000 would be reduced by approximately $2,500,000.

At June 30, 1997, the cash position of the Partnership was $2,263,000. In the opinion of management, cash on hand, together with anticipated future cash flows, will be sufficient to meet Huntway's liquidity obligations for the next 12 months, regardless of whether Huntway is successful in refinancing its two largest senior lenders.


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

	        None.

Item 5.  Other Information

     		  None.

Item 6. Exhibits and Reports on Form 8-K

		      (a) Exhibits

			         None

		      (b) Reports on Form 8-K

			         None



SIGNATURES


	Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 1997.


HUNTWAY PARTNERS, L.P.

(Registrant)




By:
	 	Warren J. Nelson
			Executive Vice President
			and Chief Financial Officer
			(Principal Accounting Officer)



 	- 9 -



	- 18  -