Form 10-Q
period 1997-09-30
HUNTWAY PARTNERS L P
filed 1997-11-14
CIK 840335

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended September 30, 1997			    Commission File Number 1-10091



HUNTWAY PARTNERS, L.P.
(Exact Name of Registrant as Specified in its Charter)


      Delaware                                 					      36-3601653
     (State or Other Jurisdiction of            					  (I.R.S. Employer
      Incorporation or Organization)             					  Identification No.)


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









QUARTERLY REPORT ON FORM 10-Q

HUNTWAY PARTNERS, L.P.

For the Quarter Ended September 30, 1997




INDEX



Part I.  Financial Information			              Page

Condensed Consolidated Balance Sheets as
of September 30, 1997 and December 31, 1996      3

Condensed Consolidated Statements of
Operations for the Three Months and Nine
Months Ended September 30, 1997 and 1996         4

Condensed Consolidated Statement of
Partners' Capital for the Nine Months
Ended September 30, 1997                         4

Condensed Consolidated Statements of Cash
Flows for the Nine Months
Ended September 30, 1997 and 1996                5

Notes to Condensed Consolidated
Financial Statements                             6

Management's Discussion and Analysis
of Results of Operations and
Financial Condition                             	7


Part II.  Other Information	                     12



HUNTWAY PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

	                                 September 30,		        	December 31,
			                                   1997                    1996
	                                  (Unaudited)		           	(Audited)
CURRENT ASSETS:

Cash 	                             $4,818,000 			          $5,287,000
Accounts Receivable                 6,749,000 			           5,148,000
Inventories		                       6,094,000 			           3,399,000
Prepaid Expenses                      649,000 			             640,000
  Total Current Assets             18,310,000 			          14,474,000

PROPERTY - Net		                   59,219,000 		           59,339,000

OTHER ASSETS		                       	524,000 		              319,000

GOODWILL			                         1,716,000 			           1,759,000

TOTAL ASSETS			                   $79,769,000 			         $75,891,000


CURRENT LIABILITIES:

Accounts  Payable 		               $8,188,000 			          $6,913,000
Current Portion of
   Long-Term Obligations	             377,000 			             100,000
Accrued Interest			                 1,451,000 			             316,000
Other Accrued Liabilities			        1,639,000 			           1,347,000
Total Current Liabilities          11,655,000 			           8,676,000

LONG-TERM OBLIGATIONS			           27,797,000 			          28,174,000

PARTNERS' CAPITAL:
General Partners 			                  403,000 			             390,000
Limited Partners 			               39,914,000 			          38,651,000
Total Partners' Capital			         40,317,000 			          39,041,000

TOTAL LIABILITIES AND
PARTNERS' CAPITAL			              $79,769,000 			         $75,891,000

HUNTWAY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			                     Three Months		Three Months		Nine Months		Nine Months
			                        Ended		        Ended		     Ended		        Ended
			                    September 30,		September 30,September 30, September 30,
			                        1997		         1996		        1997		        1996
			                    (Unaudited)		   (Unaudited)		(Unaudited)		 (Unaudited)
SALES			               $28,505,000 		 $30,829,000 		$71,239,000 	$74,137,000

COSTS AND EXPENSES:
Material and Processing
Costs			                25,026,000 		  26,636,000 		 62,295,000 	 65,471,000
Selling and
Administration Expenses		1,238,000 		     906,000 	 	 3,407,000 		 2,696,000
Interest Expense       			 895,000 		   1,310,000 		  2,664,000 	  3,833,000
Depreciation and
Amortization			            654,000 		     620,000 		  1,776,000 		 1,666,000

Total Costs and
  Expenses              27,813,000 		  29,472,000 		 70,142,000 	 73,666,000

NET INCOME			             $692,000 		  $1,357,000 		 $1,097,000 		  $471,000

NET INCOME PER UNIT			       $0.02 		       $0.12 		      $0.04 		     $0.04

LIMITED PARTNER
EQUIVALENT
UNITS OUTSTANDING			    28,175,266 		  11,673,000 		 28,114,596 	 11,673,000

HUNTWAY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

					                          General			     Limited
					                          Partners			   Partners			         Totals
Balance at January 1, 1997					$390,000 			 $38,651,000 	      $39,041,000
Earned Portion of
Option Awards					                2,000 			     177,000 	          179,000
Net Income for the Nine Months
  Ended September 30, 1997					  11,000 			   1,086,000 	        1,097,000

Balance at September 30, 1997		$403,000 			 $39,914,000 	      $40,317,000

HUNTWAY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

			                             Nine Months		            Nine Months
			                               Ended		                    Ended
			                             September 30,		          September 30,
			                                1997		                     1996
 			                            (Unaudited)		             (Unaudited)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net Income                    			 $1,097,000 		              $471,000
Adjustments to Reconcile
  Net Income to Net Cash
  Provided by Operating
  Activities:
Depreciation and Amortization  			 1,776,000 		             1,666,000

Changes in Operating Assets
  and Liabilities:
Increase in Accounts Receivable 		(1,601,000) 		           (3,578,000)
Increase in Inventories       			 (2,658,000)		              (924,000)
Increase in Prepaid Expenses      			 (9,000)		              (110,000)
Increase in Accounts Payable   			 1,275,000 		             2,232,000
Increase in Accrued Liabilities 		 1,427,000 		             3,456,000

NET CASH PROVIDED BY
  OPERATING ACTIVITIES			          1,307,000 	              3,213,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Property       			 (1,407,000)		            (2,293,000)
  Additions to Other Assets     			 (269,000)		              (743,000)

NET CASH USED BY
  INVESTING ACTIVITIES			         (1,676,000)		            (3,036,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of Long-term
    Obligations			                  (100,000)		              (100,000)

NET CASH USED  BY
  FINANCING ACTIVITIES 			          (100,000)	               (100,000)

NET INCREASE (DECREASE) IN CASH			  (469,000)		                77,000

CASH BALANCE -
  BEGINNING OF PERIOD			           5,287,000 		             4,304,000

CASH BALANCE - END OF PERIOD			   $4,818,000 		            $4,381,000

INTEREST PAID  IN CASH
  DURING THE PERIOD           			 $1,529,000 	             $1,162,000


HUNTWAY PARTNERS, L.P. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	The accompanying condensed consolidated financial statements of Huntway Partners, L.P. and subsidiary as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 are unaudited but, in the opinion of management, reflect all adjustments
(consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements in accordance with generally accepted accounting principles. The results of operations for an interim period are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Partnerships annual report for the year ended December 31, 1996.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards 128, Earnings per Share (effective for annual and interim periods ending after December 15, 1997), Statement of Financial Accounting Standards 129, Disclosure of Information about Capital Structure (effective for periods ending after December 15, 1997), Statement of Financial Accounting Standards 130, Reporting
Comphrehensive Income (effective for fiscal years ending after December 15,1997), and Statement of Financial Accounting Standards
131, Disclosures about Segments of an Enterprise and Related
Information, (effective for fiscal years ending after December 15, 1997). The Partnership does not believe that adoption of these standards have or will have an effect on the results of operations.

Crude oil and finished product inventories are stated at cost determined by the last-in, first-out method, which is not in excess of market.
For the three months ended September 30, 1997 and 1996, the effect of LIFO was to decrease net income by $828,000 and $100,000, respectively. For the nine months ended September 30, 1997 the effect of LIFO was to increase net income by $1,091,000. The effect on the comparable period of 1996 was to decrease net income by $590,000.

Inventories at September 30, 1997 and December 31, 1996 were as follows:

		                               1997		                     1996
Finished Products		             $3,512,000 		             $2,533,000
Crude Oil and Supplies		         3,683,000 		              3,058,000
		                               7,195,000 		              5,591,000
Less LIFO Reserve		             (1,101,000)		             (2,192,000)

Total		                         $6,094,000 		             $3,399,000

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

3.  FINANCING - SUBSEQUENT EVENT

On October 31, 1997 the Partnership issued $21,750,000 in 9.4% Senior Subordinated Secured Convertible Notes (the convertible debt) due 2007, retired $11,707,000 in 12% senior debt, and redeemed 10,758,696 units or 42% of its total units outstanding. The transaction also reduced the effective interest rate on the Partnerships $8,600,000 Industrial Development Bond from 12% to approximately 6% and provided the Partnership with $2,500,000 in additional working capital. The Partnership also extended through 2005 its letter of credit arrangement with its existing bank to continue to collateralize its outstanding Industrial Development Bond.

The new debt is convertible into equity at $1.50 per unit (subject to adjustment) at any time after January 15, 1998. The Partnership can force conversion after October 15, 2000 assuming certain trading criteria is met. This transaction immediately reduces total units outstanding to 14,583,958 from 25,342,654. On an as converted basis, total units will increase to 29,083,958.

As a result of the transaction, the Partnerships long-term obligations increased from $28,174,000 to $38,217,000 although interest expense will remain essentially unchanged due to the lower interest rate on the new convertible debt and the buydown of the approximate 6% interest spread on the Industrial Development Bond. Accordingly, had this transaction occurred at the beginning of 1997 net income would not have been materially impacted but earnings per unit would have increased to $0.04 and $0.06 for the three and nine month periods ended September 30, 1997 respectively.

Minimum required cash principal payments, assuming the newly issued convertible debt does not convert, both before and after the transactions described above, are as follows:

                                  Before                     After
1997                           $          -                 $         -
1998                              3,232,000                     694,000
1999                              3,232,000                     694,000
2000                              3,232,000                     694,000
2001                              3,232,000                   1,694,000
2002                              3,232,000                   1,694,000
Thereafter                       12,014,000                  32,747,000

Total                          $ 28,174,000                $ 38,217,000


Upon the conversion of some or all of the convertible debt into Partnership units, the amount of minimum required cash principal payments subsequent to 2002 will be reduced by the amount of the debt so converted.

The agreements also provide for contingent principal payments in 1999 and 2000 of up to $1,000,000 annually on a formula of 66.67% of excess cash flow as defined.


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

Three Months Ended September 30, 1997 Compared with the Three Months Ended September 30, 1996

Third quarter 1997 net income was $692,000, or $.02 per unit, versus 1996 third quarter net income of $1,357,000, or $.12 cents per unit.

The decline in results between quarters of $665,000 is principally attributable to significantly lower light product margins.
Margins on Huntway's light-end products rose in the third quarter of 1997 commensurate with advancing wholesale gasoline and diesel prices in California but did not reach the levels experienced in the third quarter of 1996 when multiple refinery outages on the west coast created shortages and drove margins to an unusually high number. In contrast, asphalt margins improved as industry wide price increases early in the year generally held and crude costs have remained relatively stable throughout 1997.

The following table sets forth the effects of changes in price and volume on sales and material and processing costs on the quarter ended September 30, 1997 as compared to the quarter ended
September 30, 1996:

						                                  Material &				                 Barrels
			                            Sales			 Processing			     Net		        Sold
Three Months ended
  September 30, 1996			  $30,829,000 		$26,636,000 			$4,193,000 		 1,407,000

Effect of changes
  in price			             (1,075,000)			  (531,000)	    (544,000)
Effect of changes
  in volume			            (1,249,000)			(1,079,000) 	   (170,000)		   (57,000)

Three Months Ended
  September 30, 1997			  $28,505,000 		$25,026,000 			$3,479,000 		 1,350,000

The net margin between sales and material and processing costs fell from $2.98 per barrel for the third quarter of 1996 to $2.58 per barrel for the third quarter of 1997. This decline in net margin of $714,000 is primarily attributable to the Partnership's lower light product margins in the quarter as compared to the unusually high light product margins experienced in third quarter of 1996. Over all, light product prices fell by 8% compared to the third quarter of 1996 when multiple refinery outages on the west coast created shortages and drove prices upwards. Asphalt pricing was consistent with the comparable quarter of 1996. Over all, sales prices averaged $21.13 per barrel for the third quarter of 1997 as compared to $21.91 per barrel for the comparable quarter of 1996, a decline of $0.78, or 4%. This decline in pricing was partially offset by crude costs, which fell 3% in response to generally higher world wide production levels as compared to the comparable quarter of 1996. Over all, material and processing costs averaged $18.54 and $18.93 for the quarters ended September 30, 1997 and 1996, respectively, a decline of $0.39, or 2%.

Selling, general and administrative costs increased by a $332,000 as compared to the third quarter of 1996 primarily as a result of increased payroll expense and the timing of incentive plan accruals.

Interest expense was reduced in the quarter by $415,000 due to reduced debt levels. In December of 1996, the partnership completed the restructuring of its indebtedness with its senior and junior lenders. This resulted in a reduction in long-term debt and related accrued interest of $71,748,000 and the issuance of 13,786,000 new partnership units in December of 1996.

Nine Months Ended September 30, 1997 Compared with the Nine Months Ended September 30, 1996

Nine month 1997 net income was $1,097,000, or $.04 per unit, versus 1996 nine months net income of $471,000, or $.04 cents per unit.

The improvement in results between periods of $626,000 is attributable to reduced interest expense and higher product margins partially offset by increased selling, general & administrative expenses. Margins on Huntway's light-end products fell between periods due to the poor light product margins experienced in the second quarter as a result of maximum refinery runs and increasing inventory levels. Asphalt margins improved as industry wide price increases early in the period generally held while crude prices fell. Asphalt margins also benefited as improved operating results in the first quarter, allowed the Partnership to forego the low-margin fuel oil sales that it made in 1996 for liquidity purposes.

The following table sets forth the effects of changes in price and volume on sales and material and processing costs on the period ended September 30, 1997 as compared to the period ended
September 30, 1996:

                                    Material &                       Barrels
                       Sales        Processing          Net          Sold
Nine Months ended
  September 30, 1996   $74,137,000   $65,471,000      $8,666,000      3,451,000

Effect of changes
  in price                  67,000      (558,000)        625,000
Effect of changes
  in volume             (2,965,000)   (2,618,000)       (347,000)      (138,000)

Nine Months Ended
  September 30, 1997   $71,239,000   $62,295,000      $8,944,000      3,313,000

The net margin between sales and material and processing costs improved from $2.51 per barrel for the nine months of 1996 to $2.70 per barrel for the nine months of 1997. This improvement in net margin of $278,000 is primarily attributable to the Partnership's overall improved margin in the period partially offset by 4% lower volume due to a late start on the paving portion of a number of large projects. Asphalt prices improved by 6% compared to the first nine months of 1996 as price increases put into effect early in the period (after crude price increases throughout 1996) generally held.
Light product prices, on the other hand, declined by 6% due to an oversupply of gasoline and diesel fuel in the second quarter. Over all, sales prices were flat, averaging $21.50 per barrel for the nine months of 1997 as compared to $21.48 per barrel for the comparable period of 1996. Crude costs were also relatively stable between periods declining by 1%. Over all, material and processing costs averaged $18.80 and $18.97 for the periods ended
September 30, 1997 and 1996, respectively, a decrease of $0.17 or 1%.

Selling, general and administrative costs increased by $711,000 as compared to the nine months of 1996 primarily as a result of the timing of incentive plan accruals and an increase in bad debt expense as the prior year amount included the recovery of a previously written off receivable

Interest expense was reduced in the period by $1,169,000 due to reduced debt levels. In December of 1996, the partnership completed the restructuring of its indebtedness with its senior and junior lenders.

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

In the first nine months of 1997, operating activities provided $1,307,000 in cash. The periods net income of $1,097,000 plus depreciation and amortization of $1,776,000 provided
$2,873,000 in cash. An increase in inventory of $2,658,000 was partially financed by a similar increase in accounts payable of $1,275,000. Accrued liabilities increased by $1,427,000 due to the timing of interest payments, as well as increases in accruals for property taxes and incentive compensation. Prepaid expenses consumed $9,000 while accounts receivable experienced a seasonal increase of $1,601,000.

Investing activities consumed $1,676,000 during the first nine months of 1997 primarily for refinery equipment including enhancements to the new polymer facilities and tankage for our Benicia refinery and improved pipeline connections in Wilmington.

Financing activities consumed $100,000 in the first nine months of 1997 pursuant to a 1993 settlement with the State of Arizona.

In comparison, during the first nine months of 1996, operating activities provided $3,213,000 in cash. The periods net income of $471,000 plus depreciation and amortization of $1,666,000 provided $2,137,000 in cash. Seasonal increases in accounts receivable and inventory of $4,502,000 were partially financed by a similar seasonal increase in accounts payable of $2,232,000. Accrued liabilities increased by $3,456,000 as interest continued to accrue under the then existing debt agreement until the 1996 debt restructuring was completed in December of 1996. Prepaid expenses consumed $110,000 primarily due to turnaround costs.

Investing activities consumed $3,036,000 during the first nine months of 1996 primarily for refinery equipment including new modified asphalt facilities and tankage for our Benicia refinery.

Financing activities consumed $100,000 in the first nine months of 1996 pursuant to a 1993 settlement with the State of Arizona.

On October 31, 1997 the Partnership issued $21,750,000 in 9.25%
Senior Subordinated Secured Convertible Notes (the convertible debt) due 2007, retired $11,707,000 in 12% senior debt, and redeemed 10,758,696 units or 42% of its total units outstanding. The transaction also reduced the effective interest rate on the Partnerships $8,600,000 Industrial Development Bond from 12% to approximately 6% and provided the Partnership with $2,500,000 in additional working capital. The Partnership also extended through 2005 its letter of credit arrangement with its existing bank to continue to collateralize its outstanding Industrial Development Bond.

The new debt is convertible into equity at $1.50 per unit (subject to adjustment) at any time after January 15, 1998. The Partnership can force conversion after October 15, 2000 assuming certain trading criteria is met. This transaction immediately reduces total units outstanding to 14,583,958 from 25,342,654. On an as converted basis, total units will increase to 29,083,958.

As a result of the transaction, the Partnerships long-term obligations increased from $28,174,000 to $38,217,000 although interest expense will remain essentially unchanged due to the lower interest rate on the new convertible debt and the buydown of the approximate 6% interest spread on the Industrial development Bond. Minimum required principal payments are reduced by $2,538,000 in 1998 through 2000 and by $1,538,000 thereafter through 2004 (see Note 3 to Condensed Consolidated Financial Statements included elsewhere herein).

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

At September 30, 1997, the cash position of the Partnership was $4,818,000. In the opinion of management, cash on hand, together with anticipated future cash flows, will be sufficient to meet Huntway's liquidity obligations for the next 12 months.


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

None.

Item 5.  Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
 			None

(b) Reports on Form 8-K
 			None



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 1997.


HUNTWAY PARTNERS, L.P.
(Registrant)

By:

Warren J. Nelson
Executive Vice President
and Chief Financial Officer
(Principal Accounting Officer)


 	- 1 -



	- 19  -