Form 10-K
period 1997-12-31
HUNTWAY PARTNERS L P
filed 1998-03-31
CIK 840335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997 Commission File Number 1-10091

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

At March 17, 1998, the aggregate market value of the Partnership Units held by non-affiliates of the registrant was approximately $18,102,000 based upon the closing price of its units on the New York Stock Exchange Composite tape. At March 17, 1998, there were 14,583,958 Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document 	Form 10-K Part

Specified portions of Registrant's
Registration Statement on Form S-1 as amended by
Amendment No. 3, filed November 9, 1988	            Part II


PART I

Item 1.  Business of the Partnership

INTRODUCTION

Huntway Partners, L.P., a Delaware limited partnership (the "Partnership"), owns three crude oil refineries located in California and Arizona. The Partnership is currently operating the two California refineries while the Arizona refinery has been shut down since August 1993 due to adverse market conditions.

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

Some competing refineries typically produce liquid asphalt as a residual by-product from refining higher-cost, light crude oil into products such as gasoline. In contrast, Huntway's California refineries were designed specifically to produce liquid asphalt from lower-cost, heavy crude oil produced in California.

Products and Markets:

Market Area

Huntway markets liquid asphalt primarily in California and, to a lesser extent, in Nevada, Arizona, Utah and Oregon. The market area served by the Wilmington refinery includes the southern portion of California from Bakersfield to San Diego, into Baja, California in Mexico, and east into southern Nevada and Arizona (the "Southern Market"). The market area covered by the Benicia refinery includes northern California from Monterey and Modesto north to southern Oregon and east to northern Nevada and Utah (the "Northern Market"). The Arizona refinery market area is no longer serviced through its Sunbelt refinery, as the refinery was shut down in August 1993.

Liquid Asphalt

Liquid asphalt is one of Huntway's two principal products and accounted for approximately 49% of its revenues in 1997 and 48% of its revenues in 1996. As discussed below under "Light-end Products", the prices for Huntway's other principal product, light-ends fell in 1997 as these prices are tied to finished gasoline and diesel prices in California which decreased in 1997.
The principal uses of liquid asphalt are in road paving and, to a lesser extent, manufacturing roofing products. About 89% of Huntway's liquid asphalt sales consist of paving grade liquid asphalt. The remaining 11% of Huntway's liquid asphalt is sold for use in producing roofing products such as tar paper, roofing shingles, built-up roofing products, as a component of fuel oil sales and other specialty products.

Paving grade liquid asphalt, including grades set by standards determined by the National Highway and Transportation Administrations Strategic Highway Research Program ("SHRP"), is sold by Huntway to hot mix asphalt producers, material supply companies, contractors and government agencies. These customers, in turn, mix liquid asphalt with sand and gravel to produce "hot mix asphalt" which is used for road paving. In addition to conventional paving grade asphalt, Huntway also produces "modified" and "cutback" asphalt products. Modified asphalt is a blend of recycled plastic and polymer materials with liquid asphalt, which produces a more durable product that can withstand greater changes in temperature. Cutback asphalt is a blend of liquid asphalt and lighter petroleum products that is used primarily to repair asphalt road surfaces.

Demand for liquid asphalt is generally lowest in the first quarter of the year, slightly higher in the second and fourth quarters and significantly higher in the third quarter. In particular, liquid asphalt sales in the northern market are somewhat more seasonal than sales in the southern market (including Arizona) due to the rain and cold weather usually experienced in the northern market during the winter months, which affects road paving activities.

Light-End Products

In addition to liquid asphalt, Huntways two California refineries produce certain light-end products. These products, as described below, constitute approximately one-half of total production (as measured by barrels produced), with liquid asphalt comprising the other half. Huntways light-end product revenues are tied to the prices of finished gasoline and diesel fuel in California, which decreased in 1997 as gasoline and diesel inventories remained high and California crude oil prices declined through the year. Liquid asphalt customers primarily take delivery via trucks, which enter the refineries, light-end customers primarily take delivery of the product via pipelines or barges.

Gas Oil

Gas oil accounted for about 29% of Huntway's revenues during 1997 and 29% during 1996. This product is used either as a blending stock to make marine diesel fuel or bunker fuel or by other refiners as a feedstock for producing gasoline and other light petroleum products.

Kerosene Distillate and Naphtha

Kerosene distillate is primarily sold to customers to be used as a refinery feedstock.

Huntway also produces a gasoline range naphtha, which is sold to other refiners for further processing to finished gasoline products. Sales of kerosene distillate and naphtha accounted for approximately 12% and 10% of revenues in 1997 and 14% and 9% in 1996, respectively.

Bunker Fuel Blend Stock

This product is blended with lower viscosity blend stock to make finished marine fuels used by ocean going ships and barges and is sold primarily to ship bunkering companies. Bunker fuel sales were insignificant in 1997 and 1996 but accounted for 4% of revenues in 1995 as a result of inclement weather in that year.

Major Customers

One customer, Ultramar Diamond Shamrock accounted for 25% of revenues in 1997 while Chevron, Inc. accounted for 15% and 17% of revenues in 1996 and 1995 respectively. In the event that one or more customers significantly reduces the level of their purchases from Huntway, Huntway's management believes that it could find alternative purchasers for the affected output and that such reduction would not have a material adverse effect upon the results of Huntway's operations.

Factors Affecting Demand for Liquid Asphalt

General

Demand for liquid paving asphalt products is primarily affected by federal, state and local highway spending, as well as the general state of the California economy, which drives commercial construction. Another factor is weather, as asphalt paving projects are usually shut down in cold, wet weather conditions. All of these demand factors are beyond the control of the Partnership. Government highway spending provides a source of demand which is relatively unaffected by normal business cycles but is dependent on appropriations. During 1997, approximately 75% of liquid asphalt sales were ultimately funded by the public sector.

On March 26, 1996, the California electorate approved the Seismic Retrofit Proposition 192 which raises $2 billion of new money to be used for seismic retrofit of Californias bridges, highways and overpasses. Passage of Proposition 192 has resulted in a net increase in construction of new and repair of existing asphalt road projects in the state over that which would have occurred if Proposition 192 had not been approved.

Historically, approximately 70% of Huntway's liquid asphalt sales have been made to purchasers whose business is directly tied to these various governmental expenditures. Over the long term, demand for liquid asphalt will also tend to be influenced by changes in population, the level of commercial construction, and housing activity.

The California economy continued to improve in 1997 fueled by growth in foreign trade as well as growth in high technology, tourism and entertainment. This growth in business activity resulted in increases in road construction and repair activity in both the private and public sectors. Further expansion is being forecast for California in 1998 as growth rates as measured by growth in jobs, personal income, consumer spending and construction are expected to exceed national averages. Growth in the California economy generally bodes well for the Partnership as increased business activity results in increased construction activity, including increased new road construction and increased repair efforts on existing roads in both the public and private sectors. In 1995, however, public sector work was delayed in the first half of the year due to the heavy rainfall while, in 1994, and to some extent in 1995, public funding was diverted to freeway and bridge repair resulting from the January 1994 earthquake. Private asphalt demand rebounded slightly in 1996 and continued to improve in 1997 due to the improvement in the California economy.

Government Funding

General. With the closure of the Sunbelt refinery in 1993, Huntway's two remaining refineries are in California. Therefore the following discussion focuses on government highway funds available in California.

Federal Funding. Federal funding of highway projects is accomplished through the Federal Aid Highway Program. The Federal Aid Highway Program is a federally assisted, state administered program that distributes federal funds to the states to construct and improve urban and rural highway systems. The program is administered by the Federal Highway Administration ("FHWA"), an agency of the Department of Transportation. Nearly all federal highway funds are derived from gasoline user taxes assessed at the pump.

At this writing, the United States Congress is in the final mark up of a 6 year Intermodal Surface Transportation Efficiency Act (ISTEA) Bill that increases annual expenditures by as much as 40% over the six year period. If approved this bill would increase Californias annual receipts by as much as $800 million beginning in 1999. This bill would also mean that for the first time in a decade Congress would return the majority of the funds collected at the gas pump to the states to be used for their intended purpose of repairing and rehabilitating our roads and highways.

State and Local Funding. In addition to federal funding for highway projects, states individually fund transportation improvements with the proceeds of a variety of gasoline and other taxes. In California, the California Department of Transportation ("CALTRANS") administers state expenditures for highway projects.

California is presently moving a Constitutional amendment through the Legislature that will require any future borrowings from the Transportation Fund to be repaid the same fiscal year plus interest. If this amendment is enacted this will stop borrowings that occurred on a regular basis through the early 1990's that were never paid back and that reduced transportation related expenditures by approximately $1.5 billion.

In June, 1990 voters in the state of California passed a measure increasing state gasoline taxes from 9 cents to 14 cents per gallon effective August 1, 1990, and by an additional 1 cent per gallon on each January 1 thereafter through 1994. The additional revenues available to the state are now estimated to be about $14 billion over the decade. However, in June 1994, voters in the State of California rejected a measure that would have provided an additional $2.0 billion to pay for damage to freeways and bridges resulting from the January 17, 1994 earthquake. Accordingly, State funding for earthquake repair projects was achieved by utilizing funds from the existing California transportation budget.

However, on March 26, 1996, the California electorate approved Proposition 192, the Seismic Retrofit Bond Act of 1996. This bond measure raised $2 billion to finance a seismic retrofit program for state bridges, highway overpasses and interchanges and has had the indirect effect of increasing expenditures for conventional road repair and construction over that which would have been spent had Proposition 192 not been approved.

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

Huntway's California refineries are located near substantial crude oil reserves. A significant portion of this crude oil is heavy, high sulfur crude oil, which is well suited for liquid asphalt production due to the higher percentage yield of liquid asphalt per barrel. Nearly all of Huntway's crude oil supply is delivered to its refineries by pipeline.

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

Huntway's five-state market area is served by numerous refineries, including refineries operated by major integrated oil companies and by other independent refiners. All of Huntway's primary competitors are located in California and many have larger refining capacity and greater financial resources than does Huntway. In 1997, Huntway's management believes that Shell Oil Company accounted for a majority of the volume of liquid asphalt sales in the Northern Market and that Huntway accounted for 20% to 25% of liquid asphalt sales in this market area. The remaining 10% to 20% estimated market share is apportioned amongst several other competitors located outside of the Northern California area. Huntway's management believes that Paramount Petroleum Company accounts for approximately 50% of the liquid asphalt sales in the Southern market and that Huntway and two other competing refineries account for the majority of the remainder of liquid asphalt sales.


Employees

Huntway currently has 70 full-time and 8 part-time employees. None of Huntway's employees is represented by a union, and management believes that labor relations have been excellent.

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

Huntway has from time to time expended significant resources, both financial and management, to comply with environmental regulations and permitting requirements and anticipates that it will continue to be required to expend financial and management resources for this purpose in the future. Stringent environmental regulations have been adopted which require most refiners in Huntway's market area to expend substantial sums in order to comply. However, these regulations principally impact refiners that produce motor vehicle fuels, which Huntway does not produce. Compliance with such regulations and requirements has not had a material adverse effect on the assets, financial position or results of operations of Huntway. In 1997, the Partnership spent less than $5,000 on environmentally related remediation expenditures.
However, Huntway's environmentally-related remediation expenditures in 1996 totaled approximately $150,000 and primarily related to expenditures made to remove 20 drums improperly buried at the Wilmington refinery site prior to its construction. Of the $150,000 expenditure, approximately $80,000 was recovered from the former owners and operators of the site, as well as entities involved in the construction of the refinery. Management does not believe, based upon information presently known, that any additional costs will be incurred. Environmentally-related remediation expenditures totaled $65,000 in 1995 and $60,000 in 1994. Such related remediation expenditures in 1994 and 1995 were less than anticipated due to permitting delays resulting from regulatory agencies.


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

Benicia Refinery

The Benicia refinery is located adjacent to the Carquinez Strait, near the San Francisco Bay. The refinery and related facilities are located on nineteen acres of land owned by Huntway. Crude oil tankage at Benicia totals 216,000 barrels, while refined product tankage for storage of liquid asphalt and light oils totals 326,000 barrels. To enhance Benicia's ability to receive crude oil by water and to ship finished products by ship and barge, Huntway leases dock and loading facilities for a term expiring February 2031. The dock facilities are connected to the refinery by two two-mile pipelines.

Huntway has seen an increase in the demand for SHRP grade performance-based asphalt products in recent years by both the public and private sectors. This increased demand for better performing, more durable paving, roofing and other specialty products has caused the Partnership to expand its production capabilities in this area.

Accordingly, in 1996, Huntway expended approximately $2,000,000 to expand its modified plant to allow the Partnership to utilize low cost recycled modifiers. While Huntway was unable to fully capitalize on its capabilities in 1997 due to market conditions, management believes this facility's larger production and storage capacity will improve the economics of production and produce a more consistent product for the Partnership's customers.

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

Item 3.  Legal Proceedings

In 1992, the Partnership and its subsidiary, Sunbelt Refining Company, L.P., were charged by the State of Arizona with violations of certain environmental regulations and provisions of the Arizona refinery's installation permit. Sunbelt acknowledged that it had certain environmental compliance problems in the past, but believed that none of these resulted in any harm to public health or to the environment. While Huntway and Sunbelt have consistently denied that any criminal activity occurred, the parties agreed on December 21, 1993 to settle both the State's civil and criminal charges. As part of the settlement, Sunbelt agreed to pay a penalty of $700,000 over a period of seven years without interest and to undertake certain environmental improvements at the Arizona refinery. Huntway has made payments against this obligation of $550,000, with the next payment of $100,000 due January 7, 1999. The settlement, which consists of a civil consent judgment and a plea agreement, has been reviewed and approved by the court, the U.S. Attorney's Office and the U.S. Environmental Protection Agency. Under the terms of the settlement, Huntway is released from any further liability for the alleged violations and considers the matter closed. Huntway has instituted new programs and procedures to ensure that it is operating in compliance with all environmental laws and regulations.

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

None


PART II

Item 5.  Market for Registrant's Units and Related Unitholder Matters

Market

As of March 17, 1998 there were approximately 2,000 holders of record of Huntway Partners, L.P. Units. The Units are traded on the New York Stock Exchange under the ticker symbol "HWY". The following table indicates the high and low sale prices of the Huntway Partners, L.P. Units as reported by the Composite Transactions listing in The Wall Street Journal for the periods indicated:


Year Ended                                                   Distribution
   1997            High                Low           Close        Paid
1st Quarter        1 5/8               3/4           1 3/8         --
2nd Quarter        1 1/2               1 1/8         1 1/2         --
3rd Quarter        1 5/8               1 1/4         1 3/8         --
4th Quarter        3 1/4               1 1/4         2 5/8         --


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



Cash Distribution Policy

No cash distributions were paid to holders of Units during 1997.

Cash distributions to holders of Units were suspended effective November, 1990 due to Huntway's operating and working capital needs, coupled with its bank principal and capital expenditure requirements.

Under the Partnership's restructuring agreement with its principal lenders, cash distributions to unitholders are prohibited until the payment in full on all obligations to its senior lenders.

"Cash Distribution Policy" is incorporated by reference herein to pages 17 through 20 of the Partnership's Registration Statement on Form S-1 dated November 9, 1988, Registration No. 33-24445.


Item 6.  Selected Financial Data

(In thousands except per unit and per barrel data)

The following historical selected financial data as of and for each of the years in the five-year period ended December 31, 1997, are derived from the financial statements of Huntway Partners, L.P., which have been audited by Deloitte & Touche LLP, independent auditors, which financial statements and reports thereon (except for 1993 and 1994 and as to the balance sheet, 1995)
are included elsewhere herein.   All of the selected information should be
read in conjunction with the financial statements and notes thereto.

Huntway Partners L.P. Historical


                                       Year Ended December 31,

                                    1993     1994     1995       1996    1997
Operating Data
Revenues                          $102,678  $79,139  $83,069  $99,021  $96,715
Costs and Expenses
  Material and Processing Costs     86,365   70,621   76,643   87,683   85,201
  Selling and Administrative Costs   7,884(d) 4,182    3,819    4,297    4,476
Interest Expense                     7,280    4,984    5,177    4,916    3,492
Plant Closure and Write Down        16,013(c)    --    9,492(f)    --       --
Depreciation and Amortization        3,806(a) 2,356    2,399    2,219    2,414
Income (Loss) from Operations  (18,670)(c,d,e)(3,004) (14,461)    (94)   1,132
Extraordinary Gain on
 Refinancing                            --       --       --   58,668       --
Related Costs of Refinancing            --       --       --    2,180       --
Net Income (Loss)                  (18,670)   (3,004) (14,461) 56,394    1,132
Income (Loss) per Unit from
 Operations (a)                     $(1.60)   $(0.26)  $(1.24) $(0.01)  $0.04
Income Per Unit from Extraordinary
 Gain and Related Costs                 --        --       --    4.37      --

Net Income (Loss) Per Unit (a)      $(1.60)   $(0.26)  $(1.24) $ 4.36   $0.04

Barrels Sold                         5,466     4,584    4,400   4,566   4,547
Revenues per Barrel                 $18.78    $17.26    $18.88  $21.69 $21.27

BALANCE SHEET DATA
Working Capital                 $ 2,289 $ 2,725(b)$(91,796)(b)$5,798(g)$8,375
Total Assets                     90,745  85,796(b)$ 74,393 (b)$75,891  80,243
Long-Term Obligations            89,570  91,312        350     28,174(g)36,668
Partners' Capital/(Deficiency)(h)(13,049) (16,053)  (30,514)   39,041(g)33,779


a) 11,673 Limited Partner Equivalent Common Units were outstanding in 1993 through 1995, an average of 12,871 Limited Partner Equivalent Common Units were outstanding in 1996 and an average of 23,787 Limited Partner
Equivalent Common Units were outstanding in 1997. All per unit amounts are diluted.
b)	After the cumulative LIFO reserve of $36, $1,203, $1,170, $2,192, and
$1,028 at December 31, 1993, 1994, 1995, 1996 and 1997, respectively.
c)	Non-recurring charges recorded in June 1993 relating to the Sunbelt refinery, which was shut down in August 1993.
d)	Includes $2,078 of non-recurring charges relating to professional fees incurred relating to the restructuring of indebtedness completed in 1993.
e)	Includes $778 of non-recurring charges relating to amortization of loan acquisition costs.
f)	Write down of Sunbelt refinery assets to reflect expected operation as a crude or product terminal in the future rather than as a petroleum refinery.
g) Reflects impact of 1996 Restructuring decreasing debt and accrued interest by $71,748 as measured at November 30, 1996.
h) No distributions to unitholders have been paid since 1990.


Item 7.   Management's Discussion and Analysis of Results of
Operations and Financial Condition

Throughout the following discussion, the business operated by Huntway Partners, L.P. is referred to as "Huntway" and all per unit data is diluted per unit data.

The following should be read in conjunction with the foregoing "Selected Financial Data" and the historical financial statements and notes included elsewhere in this report.

This Form 10-K includes statements of a forward-looking nature relating to future events or the future financial performance of the Company. The Company's actual results may differ materially from the results discussed in these forward-looking statements.

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

Accordingly, management believes earnings before interest, depreciation and amortization provides the most meaningful basis for comparing historical results of operations discussed below. Earnings before interest, depreciation and amortization is not a measuring criteria under generally accepted accounting principles and should not be viewed as superior to or in isolation from net income.



1997 COMPARED TO 1996

In 1997, Huntway reported net income of $1,132,000, or $.04 per unit, versus net income of $56,394,000 or $4.36 per unit in 1996. Prior year net income included a $58,668,000 extraordinary gain, or $4.54 per unit, partially offset by transaction costs of $2,180,000, or $.17 per unit.

Absent the impact of the extraordinary gain net of associated transaction costs net income improved $1,226,000 between years from a loss of $94,000 in 1996 to net income of $1,132,000 in 1997. The improvement in net results reflects lower interest expense between periods of $1,424,000 partially offset by higher depreciation and amortization between years of $195,000.

Interest expense declined between years due to lower average debt levels. On December 30, 1996 Huntway's prepackaged plan of reorganization was consummated by the U.S. Bankruptcy Court. As a result total debt and accrued interest declined $71,748,000 to $27,924,000 from $99,672,000 as measured at November 30, 1996. Average debt levels in 1997 were $29,597,000 versus $80,515,000 in
1996.

On October 31, 1997 the Partnership issued $21,750,000 in 9 1/2% Senior Subordinated Secured Convertible Debt due 2007, retired $11,707,000 in 12% senior debt, and redeemed 10,758,696 units or 42% of its total units outstanding. The transaction also reduced the effective interest rate on the Partnership's $8,600,000 Industrial Development Bond from 12% to approximately 6% and provided the Partnership with $2,500,000 in additional working capital. As a result of this transaction, the Partnership's debt increased from $27,924,000 to $37,967,000 effective October 31, 1997. Net interest expense however remained essentially unchanged due to the lower net interest rate on the new convertible debt and the buydown of the approximate 6% interest spread on the Industrial Development Bond.

Depreciation and amortization increased $195,000 between years. This increase was due to $268,000 in amortization of deferred compensation in 1997 relating to the accounting for employee stock options issued in December 1996.

Earnings before interest and depreciation and amortization were $7,038,000 in 1997 versus $7,041,000 in 1996. The decrease in revenues between years to $96,715,000 in 1997 from $99,021,000 in 1996 was primarily the result of lower crude costs.

Between years asphalt gross profit increased in aggregate and on a per barrel basis due to the effect of the decline in crude costs coupled with slightly higher asphalt selling prices due to increased demand. The expanding California economy increased demand for asphalt in the private sector. Demand for asphalt by the public sector was flat between years despite the improving California economy as some public expenditures were diverted to complete earthquake bridge and freeway overpass retrofit projects. These projects primarily require steel and concrete and use very little asphalt.

Light-end margins conversely declined in 1997 versus 1996 as no major refinery problems occurred in 1997 causing the supply of finished (Phase II) gasoline CARB (California Air Resources Board) diesel products in California to exceed prior year levels. This caused downward pressure on the prices for Huntway's unfinished light-end products such as gas oil, kerosene distillate and naphtha. These products are priced off of finished diesel and gasoline prices. Huntway's light-end product prices also declined due to the decline in crude oil costs.

Crude oil costs on a per barrel basis declined 4% in 1997. The decline in Huntway's crude oil costs reflects overall lower crude costs on world markets. The effect of Iraq selling crude oil for humanitarian purposes throughout all of 1997 versus only the fourth quarter of 1996, production by OPEC members above stated quotas, weaker Asian demand due to economic problems in that area of the world and the effect of comparatively warmer weather in 1997 than 1996 in the eastern United States and Western Europe reducing heating oil demand caused downward pressure on world oil prices. Crude oil prices began to decline in the fourth quarter of 1996 and continued to reflect a relatively declining trend throughout 1997.

California average crude oil postings decreased 5% in 1997 versus 1996. This decline reflected the weakness in world oil prices. Moreover, in 1997 California oil refineries did not experience the operating difficulties that arose in 1996 (particularly in the first half of 1996) as in the first half of 1996 these refineries experienced production problems as they began to produce large quantities of the new cleaner fuels (Phase II gasoline and CARB diesel). As a result Huntway's light-end margins in 1997 declined versus 1996 due to higher finished fuel inventories commensurate with increased production by major California refineries.

Cash processing costs in 1997, which include utility costs, operating salaries, wages and benefits, repair and maintenance costs, property taxes and environmental compliance costs, were comparable to 1996 on an aggregate and per-barrel basis.

The following table sets forth the effects of changes in price and volume on sales and materials (mostly crude) and processing costs for the year ended December 31, 1997 as compared to the year ended December 31, 1996:

                                            Materials       Net      Barrels
                                 Sales      & Processing    Margin    Sold
Year Ended December 31, 1996  $99,021,000   $87,683,000  $11,338,000 4,566,000

Effect of Changes in Price     (1,894,000)   (2,117,000)     223,000
Effect of Changes in Volume      (412,000)     (365,000)     (47,000) (19,000)

Year Ended December 31, 1997  $96,715,000   $85,201,000  $11,514,000 4,547,000


Net margin increased a modest 2% in 1997 as the decline in material and processing costs due to falling crude prices contributed to lower sales prices. The slight increase in net margins reflects higher asphalt margins offsetting lower light-end margins. On a per barrel basis net margin per barrel was $2.53 a barrel in 1997 versus $2.48 in 1996.

On a per-barrel basis, sales averaged $21.27 in 1997 versus $21.69 in 1996. Material and processing costs averaged $18.74 in 1997 versus $19.20 in the prior year. The decline of 2% reflects lower average crude prices between years.

Selling, general and administrative expenses increased 4% to $4,476,000 in 1997 from $4,297,000 in 1996. The $179,000 increase primarily reflects higher salary and wage expense and higher travel expense due to increased promotion and marketing efforts.



1996 COMPARED TO 1995

In 1996, Huntway undertook a restructuring of its debt through a prepackaged plan of reorganization confirmed by the U.S. Bankruptcy Court on December 12, 1996 and consummated on December 30, 1996. As a result of this restructuring, debt and accrued interest declined $71,748,000 to $27,924,000 from $99,672,000, as measured at November 30, 1996. The effect of this transaction was to record a $58,668,000 extraordinary gain, or $4.54 per unit, partially offset by transaction costs of $2,180,000, or $.17 per unit. Accordingly, for the year ended December 31, 1996, Huntway recorded net income of $56,394,000, or $4.36 per unit, inclusive of the extraordinary gain and related costs.

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

Meanwhile, asphalt margins remained consistent with the prior year at Benicia as asphalt prices in 1996 rose commensurate with the increase in crude oil cost. However, in Southern California, asphalt margins declined, as Huntway's major competitor did not increase asphalt prices to reflect the increase in crude oil costs. Accordingly, Southern California asphalt gross profit in 1996 was lower than 1995.

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

California average crude oil postings increased approximately 16% in 1996 over 1995, or slightly less than world crude prices as measured by W.T.I., as several major refineries in California were shut down in the summer of 1996 due to refinery problems as discussed above. These shutdowns caused a reduction in demand for California heavy crude oil that contributed to downward pressure on the price of crude oil in the second half of 1996.

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

The following table sets forth the effects of changes in price and volume on sales and materials (mostly crude) and processing costs for the year ended December 31, 1996 as compared to the year ended December 31, 1995:

                                         Materials &      Net       Barrels
                              Sales      Processing      Margin     Sold
Year Ended December 31, 1995 $83,069,000 $ 76,643,000  $6,426,000  4,400,000

Effect of Changes in Price    12,819,000    8,149,000   4,670,000
Effect of Changes in Volume    3,133,000    2,891,000     242,000    166,000

Year Ended December 31, 1996 $99,021,000 $ 87,683,000  $11,338,000 4,566,000



As reflected above, net margin increased 76%, or $4,912,000, as the growth in sales of $15,952,000 exceeded the increase in material and processing costs of $11,040,000. Sales increased in part due to a 4% increase in volume, but more importantly, as a result of higher light-end prices which increased due to higher finished gasoline and diesel prices in California in 1996. Asphalt prices also increased in 1996 but did not increase in aggregate terms to the same degree as material and processing costs due to weak asphalt prices in Southern California.

On a per-barrel basis, sales averaged $21.69 a barrel in 1996 versus $18.88 in 1995. Material and processing costs averaged $19.20 in 1996 and $17.42 in 1995. Accordingly, net operating margin per barrel was $2.48 in 1996 and $1.46 in 1995.

Selling, general and administrative expenses totaled $4,297,000 in 1996 versus $3,819,000 in 1995. This $478,000 increase reflects bonus expense of $718,000 in 1996, of which $406,100 was paid in cash in 1996. The balance of the 1996 bonus award of $311,900 was deferred and paid in 1997. The increase in bonus expense was partially offset by lower bad debt expense due to favorable collection efforts between years. Finally, professional fee expenses declined between years primarily due to lower legal and consulting engineering fees.

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

OUTLOOK AND FACTORS THAT AFFECT FUTURE RESULTS

A number of uncertainties exist that may affect Huntway's future operations including the possibility of increases in crude oil costs that Huntway may be unable to pass on to customers in the form of higher prices. Additionally, crude oil costs could rise to such an extent that Huntway may not have sufficient letter of credit availability to purchase all the crude oil it needs to sustain operations to capacity, especially during the summer season. If this occurred, Huntway would be forced to prepay for crude oil or curtail refining operations, either of which could adversely impact results of operations. The Partnership's primary product is liquid asphalt. Several of Huntway's competitors produce liquid asphalt as a by-product and are of much greater size and have much larger financial resources than the Partnership. Accordingly, the Partnership has in the past, and may in the future, have difficulty raising prices in the face of increasing crude oil costs. As for several of Huntway's competitors, the margins they receive on asphalt are not as important to their operations as asphalt margins are to Huntway.

In an effort to mitigate fluctuations in crude oil prices Huntway has negotiated hedge arrangements with independent producers of California crude oil. Huntway's net cost of crude oil was reduced in 1996 and in 1997 from what it might otherwise had been as a result of these hedge arrangements.

The January 1994 Northridge earthquake destroyed a major pipeline bringing crude oil into Southern California. Both of Huntway's California refineries are vulnerable to disruption in operations and reduced operating results due to the possibility of additional earthquakes in California. In 1994 and early 1995, substantial public funds originally designated for road transportation were diverted to freeway and bridge repair. This type of repair work uses primarily concrete and steel and comparatively little liquid asphalt.

The expiration of certain crude oil tankering permits to Southern California in 1995 resulted in a reduction in locally produced off-shore crude oil supplies which are cheaper and better suited to the Company's production needs. Accordingly, the expiration of tankering permits resulted in higher overall prices for crude oil and presently there are no indications if or when crude tankering will resume.

Huntway's export business is primarily with Mexican customers. Accordingly, this export business is vulnerable to fluctuations in the Mexican peso to the extent that devaluations in the peso relative to the U.S. dollar make Huntway's asphalt more expensive. Huntway experiences no currency fluctuation risk in these sales as all export sales are priced and paid for in U.S. dollars. Export sales to Mexico in 1997 increased 114% versus 1996 due to increased road construction expenditures in Mexico in 1997, as the Mexican government is spending money on infrastructure as a foundation for future growth. Export sales to Mexico in 1996 increased 6% versus 1995 as the peso and the dollar exchange rate traded in a comparatively narrow range during that timeframe.

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

In 1990, California voters approved a measure raising the gasoline taxes five cents a gallon to 14 cents effective August 1, 1990. The measure also raised gasoline taxes by a penny a gallon on each January 1 thereafter through 1994. The additional revenues available to the state are estimated to be about $14 billion over the decade.

In June 1994, California voters rejected a measure that would have provided an additional $2 billion to pay for damage to freeways and bridges resulting from the January 17, 1994 earthquake. Accordingly, state funding for earthquake repair projects was achieved by utilizing funds from the existing California transportation budget. Local governmental units, such as cities, counties and townships, provide additional funding for road and highway projects through various taxes and bond issues. On March 26, 1996, the California electorate approved the $2.0 billion Seismic Retrofit Proposition (Proposition 192). Proposition 192 raised new money for earthquake retrofit projects involving bridges, highways and overpasses. In the second half of 1997 CALTRANS concentrated on completing retrofit projects and accordingly, several asphalt road projects were delayed into 1998. As a result the Company expects asphalt road construction and repair expenditures will increase in 1998 versus 1997. However this increase could be further delayed if heavy El Nino-related rainfall continues in California as has occurred through the first several months of 1998.

California is presently moving a Constitutional amendment through the Legislature that will require any future borrowings from the Transportation Fund to be repaid the same fiscal year plus interest. If this amendment is enacted this will stop borrowings that occurred on a regular basis through the early 1990's that were never paid back and that reduced transportation related expenditures by approximately $1.5 billion.



Huntway's asphalt sales are very dependent on public funding primarily at the state level. Long-term disruptions or declines in the level of public funding would adversely impact operating results. The strength of the California economy also influences demand for Huntway's asphalt and light-end products.

Beginning in 1995 and continuing through 1996 Huntway experienced an increase in demand for its products commensurate with the expansion of the California economy. Asphalt demand in 1997 approximated 1996 as certain projects anticipated to be started in 1997 were delayed into 1998 as earthquake retrofit related work was emphasized in the second half of 1997. Private asphalt demand did increase in 1997 commensurate with the expanding economy. However, private asphalt demand constitutes only approximately 25% of Huntway's annual asphalt demand. The Company believes asphalt demand will continue to expand in the next several years commensurate with growth in the California economy. Moreover damage to asphalt roads caused by El Nino-related weather should further increase demand. Long-term, Huntway remains optimistic about the outlook for future growth in California, based on the level of existing expansion already underway and forecasts by several prominent economic studies. This expected growth in the California economy should lead to continued growth in the demand for Huntway's products. There can be no assurance, however, that the California economy will continue to expand as it has since 1995 or as forecasted by economic studies.

Generally, cold, wet weather is not conducive to asphalt road construction. Accordingly, results in the first quarter of 1997 (due to El Nino-related weather effects) and in 1995 were adversely impacted by unseasonably wet weather. However, heavy rainfall does damage asphalt roads increasing the backlog of needed road repairs, which should be accomplished if the required public funding is available.

Barriers to entry in the asphalt market are limited. The sophistication level of the required facilities is low indicating that refineries could enter the market if they chose to do so. The capital needed to undertake asphalt manufacturing at an existing California refinery operation is small by refinery standards. Permit issues for these existing refineries, while they exist, are not of such a nature that they are likely to be a significant deterrent to new entrants. However, construction of new asphalt refineries is very unlikely due to the inability to obtain required permits. Newly constructed refineries would have high barriers to entry due to environmental regulations and the limited size of the market.

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

As a result of the factors described above while the Company is optimistic regarding growth in asphalt demand commensurate with an expanding California economy, the outlook for 1998 is uncertain. Continued heavy rainfall could continue to delay projects while crude oil prices could increase dramatically from existing relatively low levels. The Partnership continues to remain optimistic regarding export growth potential and growth in the sale of higher margin polymer based asphalt products. However, funding uncertainties also influence growth in these areas. On an overall basis, projected population growth in California and an improving economy bode well for future public and private road construction activity.

Year 2000 Issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Management has determined that the year 2000 issue will not pose significant operational problems for its computer systems, and believes any remediation costs will not be material.

The Partnership has not yet initiated formal communications with its significant suppliers and customers to determine the extent to which the Partnership's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issue. However, the Partnership does not utilize any electronic data interchange directly with its customers and believes its exposure is limited to systems associated with the Federal Wire system, common carrier pipelines and utilities. While there can be no guarantee that the systems of other companies on which the Partnership relies will be timely converted and would not have an adverse effect on the Partnership, management does not currently anticipate significant problems with these systems.

CAPITAL RESOURCES AND LIQUIDITY

The pricing factors that affect the Partnership's cash requirements and liquidity position are fluctuations in the selling prices for its refined products caused by local market supply and demand factors including public and private demand for road construction and improvement. Secondly, demand for diesel fuel and gasoline, as well as fluctuations in the cost of crude oil, which is impacted by a myriad of market factors, both foreign and domestic, influence the Partnership's cash requirements and liquidity position. In addition, capital expenditure requirements, including costs to maintain compliance with environmental regulations as well as debt service requirements, impact the Partnership's cash needs.

Huntway's 1997 results improved $1,226,000 versus 1996 (absent the impact of the extraordinary gain of $58,668,000 and related costs of $2,180,000 recorded in 1996) to a profit of $1,132,000 in 1997 versus a loss of $94,000 in 1996.
The improvement in operating results reflects lower interest expense between years of $1,424,000 due to lower average debt levels partially offset by higher depreciation and amortization expense between years of $195,000 due to depreciation of net additions to refinery equipment and amortization of non-cash compensation relating to stock options.

Earnings before interest, depreciation and amortization was $7,038,000 in 1997 and $7,041,000 in 1996. While these results almost exactly equal each other, light-end gross profit declined in 1997 versus 1996 while asphalt gross profit increased in 1997 versus the prior year.

Light-end margins declined in the current year versus 1996 as finished fuel inventories increased in California despite record gasoline usage in the summer of 1997. This increase in finished fuel inventory was the result of no major refinery problems occurring in 1997 in California as occurred in the prior year. Huntway light-end products are priced off of finished gasoline and diesel prices.

Asphalt gross profit increased at both California refineries in 1997 versus 1996 due to the 4% decline in average crude costs and higher average asphalt selling prices due to increased demand. Private sector demand for asphalt increased in 1997 commensurate with the expanding California economy. In addition, in the fall of 1996 a supplier of asphalt in California quit operations, reducing the supply of asphalt in the state. Asphalt margins generally increase when crude costs fall and decline when crude costs rise as asphalt pricing is generally established several months in advance of delivery and established on fixed prices (absent certain escalators for Cal Trans related projects).

On January 29, 1998 the Partnership submitted proxy materials to the Securities and Exchange Commission describing a proposal that, if approved by Huntway's limited partners, will result in the conversion of the Partnership to corporate form. It is presently anticipated that this conversion will occur on or before May 15, 1998. It is also anticipated that this conversion will not materially impact Huntway's cash flow in 1998 except for related transaction costs estimated at $300,000 as management believes that significant amounts of taxable income will not be earned in 1998 or 1999 due to the effects of depreciation on existing assets. This assumes earnings before interest, depreciation and amortization does not materially increase from levels earned in 1996 and 1997.

In October 1997 the Partnership issued $21,750,000 in 9 1/2% Senior Subordinated Secured Convertible Debt due 2007.
This transaction retired $11,707,000 in
12% senior debt and redeemed 10,758,696 units or 42% of its total units outstanding. The transaction also reduced the effective interest rate on the partnership's $8,600,000 Industrial Development Bond from 12% to approximately 6%. The convertible debt sale also provided Huntway with $2,500,000 in additional working capital. As a result of this transaction, total debt increased from $27,924,000 to $37,967,000 effective October 31, 1997. Net interest expense in 1998 will approximate 1997 despite higher debt levels due to the lower net interest rate on the new convertible debt and the buydown of the approximate 6% interest spread on the Industrial Development Bond.

The convertible debt sale also reduced required cash principal payments in 1998 as reflected below. Minimum required cash principal payments, assuming the newly issued convertible debt does not convert, are as follows as measured at December 31, 1997:


                                 	Before	                       After
	                              Convertible	                  Convertible
	                               Debt Sale	                    Debt Sale
1998	                           $3,929,000	                   1,449,000
1999	                            3,132,000	                     657,000
2000	                            3,132,000	                     657,000
2001	                            3,132,000	                   1,657,000
2002	                            3,132,000	                   1,657,000
Thereafter	                     11,467,000	                  31,890,000

Total	                         $27,924,000	                 $37,967,000

The holders of the convertible debt can convert into equity at $1.50 a share at any time after May 15, 1998. Huntway can force conversion after October 15, 2000 assuming certain trading criteria are met. The convertible debt sale reduced total units outstanding to 14,583,958 from 25,342,654. On an as converted basis, total units will increase to 29,083,958.

In 1996, Huntway completed a restructuring of its debt through a prepackaged plan of reorganization which was filed with the U.S. Bankruptcy Court in Wilmington, Delaware, on November 12, 1996, confirmed by the Court on December 12, 1996 and consummated on December 30, 1996. As a result of that transaction, Huntway reduced debt and accrued interest by $71,748,000 as measured at November 30, 1996. Huntway recorded a $58,668,000 extraordinary gain on the transaction excluding $2,180,000 in related transaction costs. The Partnership also recorded a $13,080,000 capital contribution on the transaction represented by a decrease in debt and an increase in partners capital.

The average interest rate and weighted average debt amount outstanding during each period discussed below is as follows:


                                                 	Average
	                                                 Interest   	Weighted Average
	                                                   Rate	     Debt Outstanding
1995                                              	5.04%	      94,636,007
1996                                              	5.62%	      80,514,941
1997                                             	11.13%	      29,597,375


Cash increased to $9,406,000 at December 31, 1997 from $5,287,000 at December 31, 1996. This increase of $4,119,000 can be attributed primarily to the $2,500,000 in cash generated from the sale of the convertible debt in October 1997, to net income of $1,132,000 earned in 1997 and to other changes in working capital of $487,000. Over the three-year period 1994 to 1997, cash and cash equivalent increased $3,422,000.

Net cash provided by operating activities totaled $4,634,000 in 1997. Net income of $1,132,000 plus depreciation and amortization of $2,414,000 and interest expense paid by the issuance of notes of $894,000 provided a combined $4,440,000 in cash. Decreases in accounts receivable generated $1,082,000 in cash and were caused by the timing of light-end sales between years.
Inventory increased using $700,000 in cash. This increase reflects higher crude and finished goods inventory at Benicia due to the timing of light-end sales and lower than expected asphalt sales in December 1997 due to effects of wet weather. Prepaid expenses decreased providing $41,000 in cash and primarily reflects lower prepaid turnaround expenses as no major repair projects were incurred in 1997. The reserve for plant closure decreased and used $106,000 in cash in 1997. This reserve provided for maintenance costs during the shutdown period. In December 1997 it was determined that no more shutdown related expenses would be incurred at Sunbelt and the reserve was reversed contributing $38,000 to net income. Accounts payable decreased providing $183,000 in cash primarily due to the effect of lower crude oil prices between years. Accrued liabilities increased providing $60,000 in cash and reflect increased accrued interest of $255,000 due to higher debt levels and due to the impact of the 1996 prepackaged reorganization plan in December 1996 which partially satisfied fourth quarter 1996 interest requirements. Partially offsetting these factors were reduced accruals (due to payments) relating to the 1993 settlement with the State of Arizona relating to the Sunbelt environmental compliance agreement.

Net cash provided by operating activities in 1996 totaled $3,485,000. Net income of $56,394,000 plus depreciation and amortization of $2,219,000 and interest paid by the issuance of PIK notes (payment in kind) of $2,354,000 was partially offset by the net gain on restructuring of $56,488,000. Accounts receivable increased and used $327,000 in cash despite the fact that fourth quarter 1996 revenues exceeded fourth quarter 1995 revenues by $2,499,000 as increased sales were derived from higher light-end revenues which are usually collected within ten days of sale. Accounts payable increased and provided $331,000 in cash due to higher crude costs in 1996 versus 1995. Accrued liabilities decreased and used $875,000 in cash in 1996 due primarily to the payment of accrued property taxes. Inventory increased slightly and used $89,000 in cash due to the impact of higher crude costs. Prepaid expenses decreased and provided $24,000 in cash due to lower insurance costs while the reserve for plan closure decreased and used $58,000 in cash to provide for maintenance costs during the shut-down period of the Sunbelt refinery.

Investing activities used $2,815,000 in cash in 1997. Property additions reflect construction of the wastewater treatment facility at the Wilmington refinery, construction of a pipeline to a customer at the Wilmington refinery and costs to relocate the railroad loading rack at the Wilmington refinery. At Benicia costs were incurred to improve the asphalt storage and delivery systems, to double-bottom certain storage tanks, to replace heat exchangers, to purchase new heaters, to construct new pipelines and several other projects. In addition, other assets increased $769,000 in 1997 and primarily relate to costs associated with raising $21,750,000 in convertible debt.

Investing activities used $2,402,000 in cash in 1996. The majority of this expenditure related to construction of a new modified asphalt facility at Benicia. In addition, expenditures were made in 1996 to double bottom an asphalt tank at the Benicia refinery and to purchase certain burners as well as several other minor projects. Costs to construct a new wastewater treatment facility were postponed until 1997 due to the problem surrounding the discovery of several buried drums at the Wilmington refinery. In 1996, the collection of deposits recorded in other assets provided $218,000 in cash.

Cash flows from financing activities in 1997 generated $2,300,000 in cash.
The October sale of convertible debt generated $2,500,000 in cash while $200,000 in payments were made to the State of Arizona relating to the 1993 Sunbelt environmental compliance agreement. Two payments remain to be made on the agreement as $100,000 is due January 1999 and $50,000 is due in January 2000.

The sale of $21,750,000 in convertible debt in October 1997 significantly improves Huntway's capital structure. The sale provided the Company with $2,500,000 in cash. In addition it reduced required principal payments by $2,480,000 in 1998, by $2,475,000 in each of 1999 and 2000 and by $1,475,000 annually thereafter through 2004. The convertible sale also provides for a potential debt repayment requirement of up to $1,000,000 annually in 1999 and 2000 based on available cash flow. On conversion of the convertible debt, total debt would decline $21,750,000 while annual interest expense would decline by $2,012,000.

Huntway made a principal payment of $292,000 against its 12% senior debt on February 26, 1998 as determined based on 1997 cash flow and as provided for under its loan agreement. A $500,000 principal payment is scheduled to be paid against the $8,600,000 in Industrial Development Bonds on April 1, 1998 as provided for under its loan agreement.

Annual interest requirements in 1998 on the senior debt are as follows:
16.67% of the annual obligation is payable at March 31 and June 30 and 33.33% at September 30 and December 31. Net of the principal payments made in February 1998 and expected to be paid on April 1, 1998 as described above (based on 50% of excess 1997 cash flow as defined), the Partnership is obligated to begin amortizing senior debt under a sinking fund arrangement that currently obligates Huntway to make payments of $263,000 at September 30 and $394,000 at December 31, 1998 through 2000, and payments of $663,000 at September 30 and $994,000 at December 31 of each year 2001 through September 30, 2005. A payment of $4,094,000 is due December 31, 2005.

Interest paid on the convertible debt notes is due on a semi-annual basis payable $1,006,000 on June 30 and $1,006,000 on December 31.

Scheduled fixed principal and cash interest payments in 1998 total $4,637,000. Principal and cash interest payments totaled $2,343,000 in 1997 and $838,000 in 1996.

As part of the convertible debt transaction, the agreement provided for a new letter of credit facility of $17,500,000 to support crude oil purchases and hedging obligations through December 31, 1998.

Fees for this new facility are 2% on the face amount of any letter of credit issued up to an aggregate of $14,500,000 and 3% on the face amount of any letter of credit issued above that amount.

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

The Partnership believes its current level of letter of credit facilities are sufficient to guarantee requirements for crude oil purchases, collateralization of other obligations and for hedging activities at current crude price levels. However, due to the volatility in the price of crude oil there can be no assurance that these facilities will be adequate in the future. If crude oil prices increased beyond the level of the Partnership's letter of credit facilities, it would be required to prepay for crude oil or reduce its crude oil purchases, either of which would adversely impact profitability.

Management believes cash on hand and expected cash flow from operations will be sufficient to meet liquidity needs in 1998 and for the foreseeable future. However, due to the volatility in the price of crude oil there can be no assurance that sufficient amounts of cash will be available to meet operating requirements.



INDEPENDENT AUDITORS' REPORT

Operating Committee and Partners
Huntway Partners, L.P.
(A Limited Partnership)


We have audited the accompanying consolidated balance sheets of Huntway Partners, L.P. (a limited partnership) and subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of operations, partners' capital (deficiency) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huntway Partners, L.P. and its subsidiary as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.














/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Los Angeles, California
January 30, 1998



HUNTWAY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996
(in thousands)

ASSETS
				                                     1997			                 1996
Current Assets:
  Cash			                                $	9,406 		              $	5,287
  Accounts Receivable				                  4,066 			               5,148
  Inventories				                          4,112 			               3,399
  Prepaid Expenses				                       587 			                 640
Total Current Assets				                  18,171 			              14,474
Property - Net				                        59,346 			              59,339
Other Assets -- Net				                    1,025 			                 319
Goodwill				                               1,701 			               1,759
Total			                                $	80,243 		              	75,891


LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
  Accounts  Payable			                   $	6,730 		              $ 6,913
  Current Portion of Long-term
    Obligations				                        1,449 			                 100
  Reserve for Plant Closure				                -			                  106
  Accrued Interest				                       571 			                 316
  Other Accrued Liabilities				            1,046 			               1,241
Total Current Liabilities				              9,796 			               8,676
Long-term Debt				                        36,518 			              27,924
Other Long-term Obligations				              150 			                 250
Commitments & Contingencies
Partners' Capital
  General Partners				                       338 			                 390
  Limited Partners				                    33,441 			              38,651
Total Partners' Capital 				              33,779 			              39,041
Total			                                $ 80,243 		             $	75,891

See accompanying notes to consolidated financial statements.


HUNTWAY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 1997, 1996 and 1995
(in thousands, except per unit data)

					                                   1997		        1996		        1995
Sales					                            $96,715 		    $99,021 		     $ 83,069
Costs & Expenses:
Material & Processing Costs					       85,201 		     87,683          76,643
Selling and Administration Expenses					4,476 	      	4,297 	 	       3,819
Plant Closure and Write Down					           -   		        -          	9,492
Interest Expense					                   3,492 		      4,916          	5,177
Depreciation and Amortization					      2,414 		      2,219        		 2,399
Total Costs and Expenses					          95,583        99,115 		       97,530
Income (Loss) from Operations					      1,132 		        (94)  	     (14,461)
Extraordinary Gain on Refinancing					      -        58,668 		            -
Related Costs of Refinancing					           -   		    2,180 	             -
Net Income (Loss)					                 $1,132 		    $56,394 		     $(14,461)

Basic Earnings per Unit:
    Income (Loss) from operations 					 $0.05        $(0.01)		       $(1.24)
    Extraordinary Items					                -   		     4.37 		            -
    Net Income (Loss) 					             $0.05 		      $4.36	         $(1.24)

Diluted Earnings per Unit:
    Income (Loss) from operations					  $0.04        $(0.01)		       $(1.24)
    Extraordinary Items					                -   		     4.37 		            -
    Net Income (Loss) 					             $0.04 		      $4.36 	        $(1.24)


HUNTWAY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF  PARTNERS' CAPITAL (DEFICIENCY)

For the years ended December 31, 1997, 1996 and 1995

					                                 General		        Limited
					                                 Partners		       Partners		   Totals
Balance at January 1, 1995					       $    (160)     $  (15,893)		   (16,053)
Net Loss for the Year Ended
December 31, 1995					                     (145)		      (14,316)     (14,461)
Balance at December 31, 1995					          (305)       	(30,209)    	(30,514)
Net Income for the Year Ended
December 31, 1996					                      695 		       55,699 	     56,394
Capital Contribution					                     -   		     13,161 		    13,161
Balance at December 31, 1996					           390 		       38,651 		    39,041
Earned Portion of Option Awards					          3 		          265 		       268
Net Income for the Year Ended
December 31, 1997					                       11 		        1,121 		     1,132
Capital Redemption					                     (66)		       (6,596)		    (6,662)
Balance at December 31, 1997					          $338 		      $33,441 		   $33,779

See accompanying notes to consolidated financial statements.

HUNTWAY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 1997, 1996 and 1995
(In thousands)

			                                        1997			        1996          1995
Cash Flows From Operating Activities:
	Net Income (Loss)                        $	1,132 		    $	56,394   	$	(14,461)
 Adjustments to Reconcile Net Income
(Loss) to Net Cash Provided by Operations:
	 Depreciation and Amortization			          2,414 			      2,219 			    2,399
  Interest Expense Paid by the Issuance of
  Notes                                      	894 			      2,354 			    1,693


  Plant Closure and Write Down              			-- 			         --       	9,492
  Extraordinary Gain on Refinancing			         -- 	      (58,668)			       --
  Related Costs of Refinancing		               -- 			      2,180 			       --
Changes in Operating Assets and Liabilities:
	 Decrease (Increase) in Accounts Receivable 1,082         	(327)			   (2,335)
  Decrease (Increase) in Inventories       			(700)			       (89)       		711
  Decrease in Prepaid Expenses               			41 			        24          	73
  Decrease in Reserve for Plant Closure    			(106)			       (58)       		(78)
  Increase (Decrease) in Accounts Payable  			(183)         	331 			      598
  Increase (Decrease) in Accrued Liabilities 			60         	(875)			    1,473
Net Cash Provided By (Used By)
	Operating Activities			                     4,634 			     3,485 	       (435)

Cash  Flows From Investing Activities:

  Additions to Property			                  (2,046)			    (2,620)       	(447)
  Additions to Other Assets			                (769)			       218 			     (170)
Net Cash Used By Investing Activities			    (2,815)    			(2,402)			     (617)

Cash Flows From Financing Activities:

  Proceeds of Other Notes Payable			         2,500 			        -- 		        --
  Repayments of Long-term Obligations			      (200)			      (100)			     (628)
Net Cash Provided (Used) by
  Financing Activities			                    2,300 			      (100)		      (628)
Net Increase (Decrease) In Cash		 	          4,119 		 	      983 		 	  (1,680)
Cash Balance Beginning of Year			            5,287 			     4,304 			    5,984

Cash Balance End of Year		                 $	9,406 		    $	5,287  	   $ 4,304

Supplemental Disclosures:
  Interest Paid in Cash During the Period		$	2,343 		      $	738 		   $	2,308
  Issuance (Redemption) of Units Not
		  Involving Cash		                      $	(6,596)		   $	13,080
  Issuance of Notes Not Involving Cash 		 $	19,250 		   $	25,570

  Retirement of Notes Not Involving Cash		$	11,707 		   $ 85,745

See accompanying notes to consolidated financial statements.


NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General. Huntway Partners, a limited partnership, is engaged primarily in the operation of a 6,000 barrel-per-day oil refinery located in Southern California and a 9,000 barrel-per-day oil refinery located in Northern California, which produce and sell refined petroleum products. Also owned by the Partnership was an 8,500 barrel-per-day refinery in Arizona, closed in 1993 (see Note 5, Plant Closure). Huntway Partners has adopted a calendar year fiscal period.

Principles of Consolidation. The consolidated financial statements include the accounts of Huntway Partners and its subsidiary, Sunbelt Refining Company, L.P. ("Sunbelt"). All significant inter-company items have been eliminated in consolidation.

Exchange Transactions. In connection with its refinery activities, the Partnership engages from time to time in exchange transactions common to the industry where crude oil or refined product is exchanged with other unrelated entities for similar commodities. The accounting of such exchanges is based on the recorded value of the commodities relinquished. At December 31, 1997 Huntway Partners owed balances for commodities on exchange valued at approximately $244,000. Exchange balances at December 31, 1996 were negligible.

Environmental Costs.   The Partnership is subject to various environmental
laws and regulations of the United States and the states of California and Arizona. As is the case with other companies engaged in similar industries, the Partnership faces exposure from potential claims and lawsuits involving environmental matters. These matters may involve alleged soil and water contamination and air pollution. The Partnership's policy is to accrue environmental and clean-up costs when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The Partnership expenses or capitalizes costs associated with environmental clean-up and other repairs and maintenance at its refineries in accordance with Emerging Issues Task Force Topic 90-8 and exhibits thereto.

Turnaround Costs. Cost of turnarounds, which consist of complete shutdown and inspection of a refinery unit for repair and maintenance, are deferred and amortized over the estimated period of benefit, which generally ranges from 18 to 60 months.

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

The effect of LIFO in 1997 was to increase the net income from operations by $1,164,000 and net income per limited partners unit by approximately $.05 and in 1996 was to increase the net loss and net loss per limited partner unit by approximately $1,022,000 and $0.08. In 1995, the effect of LIFO was to decrease the net loss and net loss per limited partner unit by approximately $33,000 and less than 1/2 cent.

Inventories at December 31, 1997 and 1996 were as follows:

	                                 1997 	                     1996
	Finished Products	              $ 2,480,000		            $2,533,000
	Crude Oil and Supplies	           2,660,000		             3,058,000
		                                 5,140,000		             5,591,000
	Less LIFO Reserve	               (1,028,000	)	           (2,192,000	)
	Total	                          $ 4,112,000		            $3,399,000

Property and Depreciation. Property is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Facilities, which are temporarily closed, are retained in the property accounts as idle facilities and are depreciated.

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


Property at December 31, 1997 and 1996 consisted of:


                              	Depreciable
	                              Life			               1997			         1996
Land	 		                                        $	2,176,000 	     $2,176,000
Buildings	                       40 yrs.	           887,000 			      887,000
Refineries and Related Equipment	40 yrs.			      70,653,000 	     69,370,000
Other	                           5 - 10 yrs.			   1,215,000 			    1,130,000
Construction in Progress				                        971,000         	293,000
Idle Facilities (see Note 4)				                  1,227,000 		     1,227,000

				                                             77,129,000 			   75,083,000
Less Accumulated Depreciation
   and Amortization				                         (17,783,000)		   (15,744,000)
Property - Net			                              $	59,346,000 		  $ 59,339,000


Other Assets. Other assets are stated at cost and amortized over 2 to 10 years, where appropriate, using various methods over the useful lives of the assets.

Other assets at December 31, 1997 and 1996 consisted of:

                                                  			1997			        1996
Computer Software		                              $	624,000 		    $	604,000
Deposits			                                        218,000 			     189,000
Loan Costs			                                      597,000 			           -
Other			                                           587,000 			     348,000
			                                              2,026,000 			   1,141,000
Less Accumulated Amortization			                (1,001,000)			    (822,000)
Other Assets - Net		                           $	1,025,000 		    $	319,000


Goodwill. Goodwill is stated at cost and amortized using the straight-line method over a period of 40 years and relates to the Partnerships California
refineries.   Huntway Partners refineries are designed to produce asphalt and unfinished light-end products, and accordingly, are not prone to obsolescence to the same degree as more sophisticated refineries. The Partnership continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the two refineries. The related accumulated amortization at December 31, 1997 and 1996 was $586,000 and $528,000, respectively.

Interest Capitalization. Huntway Partners and Sunbelt capitalize interest incurred in connection with the construction of refinery facilities. No interest was capitalized in 1997, 1996, or 1995.

Other Long-Term Obligations. Included in other long-term obligations are amounts due to the state of Arizona under an agreement reached in 1993 relating to the Sunbelt Refinery. The payment for 1998 was made December 1997 and therefore $0 was included in current portion of long-term obligations at December 31, 1997 relating to this settlement. Obligations were $100,000 at December 31, 1996 relating to this settlement.

Reclassifications and New Accounting Standards. Certain items in the prior years financial statements have been reclassified to conform to the 1996 presentation.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial positions. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company does not expect the impact of SFAS No. 130 to be material in relation to its financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company does not expect the impact of SFAS No. 131 to be material in relation to its financial statements.


NOTE 2.  FINANCING ARRANGEMENTS

On October 31, 1997 the Partnership issued $21,750,000 in 9 1/2% Senior Subordinated Secured Convertible Notes (the convertible debt) due 2007, retired $11,707,000 in 12% senior debt, and redeemed 10,758,696 units or 42% of its total units outstanding. The transaction also reduced the effective interest rate on the Partnerships $8,600,000 Industrial Development Bond from 12% to approximately 6% and provided the partnership with $2,500,000 in additional working capital. The Partnership also extended through 2005 its letter of credit arrangement with its existing bank to continue to collateralize its outstanding Industrial Development Bond.

The new debt is convertible into equity at $1.50 per unit (subject to adjustment) at any time after May 15, 1998. The Partnership can force conversion after October 15, 2000 assuming certain trading criteria is met. This transaction immediately reduced total units outstanding to 14,583,958 from 25,342,654. On an as converted basis, total units will increase to 29,083,958.

Interest on the Convertible Debt is due on June 30 and December 31 and the principal balance is due October 15, 2007 unless earlier converted. The agreements also provide that the interest rate on the notes will increase to 12% if the Partnership has not converted to corporate form by May 15, 1998.

As a result of the transaction, the Partnerships debt increased from $27,924,000 to $37,967,000 although interest expense will remain essentially unchanged due to the lower interest rate on the new convertible debt and the reduction of the effective interest rate on the Industrial Development Bond.

The Partnerships revised letter of credit arrangement collateralizing the Industrial Development Bond extends through 2005 and requires redemptions on the Bond of $500,000 in 1998, $1,000,000 in each of 2001 through 2004 and the remaining balance in 2005. The agreement also provides for contingent redemption in 1999 and 2000 of up to $1,000,000 annually on a formula of 66.67% of excess cash flow as defined.

On December 30, 1996, the Partnership completed it restructuring of its indebtedness with its senior and junior lenders. The restructuring was completed pursuant to the consummation of a prepackaged plan of reorganization.

Under the terms of the reorganization plan total debt, including accrued interest, declined $71,748,000 to $27,924,000 from $99,672,000 as measured at November 30, 1996. In exchange for this reduction in debt and accrued interest, 13,786,404 units (valued at $13,080,000 based on a 30 day average unit price) were issued to the partnerships senior and junior lenders raising total units outstanding to 25,342,654. At December 31, 1996, total debt and accrued interest on all senior and junior debt totaled $28,172,000.

The 12% senior secured debt matures on December 31, 2005 and was reduced to $5,547,000 from $17,254,000 as a result of the 1997 convertible debt transaction. Interest on the senior debt is 12% per annum and is payable in cash, payable 1/6 in the first and second fiscal quarters and 1/3 in the third and fourth fiscal quarters. The Principal balance is due 949,000 in 1998 and the remainder in equal annual installments of $657,000 in 1999 through 2005.

The 12% junior subordinated debentures also mature on December 31, 2005.
Under the agreement, no principal payments or prepayments will be made on the junior subordinated debenture until the senior secured notes are paid in full. Interest on the junior subordinated debt at 12% is payable only in kind.

The Partnership has a letter of credit facility of $17,500,000 through December 31, 1998. This facility provides for crude purchase, and other activities. Fees for this facility are 2% on the face amount of any letter of credit issued up to an aggregate of $14,500,000 and 3% on any letter of credit issued above that amount. The agreement also provides that all current assets of the Partnership, including cash will be made available to collateralize a replacement letter of credit facility subsequent to 1997.


The Partnership's debt as of December 31, 1997 and December 31, 1996 consisted of the following:

	                                                   1997	            1996
12% Senior Secured Notes due December 31, 2005	    $ 5,547,000	    $17,254,000

12% Junior Subordinated Debentures due 	             2,070,000	      2,070,000
    December 31, 2005

9.25% Senior Subordinated Convertible Notes
   Due October 15, 2007	                            21,750,000               -

Series 1988 Variable Rate Demand Industrial	         8,600,000	      8,600,000
   Development Bonds (IDB) due September 1, 2005,
   Interest on the IDB is Payable Monthly at Rates
   Determined Weekly Based on Market Rates for
   Comparable Interest (3.95% and 4.3% at
   December 31, 1997 and 1996, Respectively) and
   Collateralized by a Standby Letter of Credit
   Issued by a Bank.

Total	                                              37,967,000	     27,924,000

Less Amount Classified as Current 	                  1,449,000		             -


Net Long-Term Debt	                                $36,518,000	    $27,924,000

All of the Partnership's assets serve as collateral for this debt.

Minimum required principal payments, as of December 31, 1997 (assuming the newly issued convertible debt does not convert), under the Partnerships debt agreements are as follows:

1998                               $ 1,449,000
1999                                   657,000
2000	                                  657,000
2001	                                1,657,000
2002                                 1,657,000
	Thereafter	                        31,890,000
	                                  $37,967,000

Upon the conversion of some or all of the convertible debt into partnership units, the amount of minimum required cash principal payments subsequent to 2002 will be reduced by the amount of the debt so converted.


Note 3.  Extraordinary Gain and Related Costs

On December 30, 1996, Huntway Partners, L.P. emerged from bankruptcy following consummation of its prepackaged plan of reorganization (reorganization plan). Huntway filed its reorganization plan in U.S. Bankruptcy Court in Wilmington, Delaware, on November 12, 1996. The reorganization plan was confirmed by the Court on December 12, 1996.

Under the terms of the reorganization plan total debt, including accrued interest, declined $71,748,000 to $27,924,000 from $99,672,000 as measured at November 30, 1996. In exchange for this reduction in debt and accrued interest, 13,786,404 units (valued at $13,080,000 based on a 30 day average unit price) were issued to the partnerships senior and junior lenders raising total units outstanding to 25,342,654. At December 31, 1996, total debt and accrued interest on all senior and junior debt totaled $28,172,000.

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

Total limited partnership units outstanding at December 31, 1997, was 14,583,958 while at December 31, 1996 and 1995 limited partnership units totaled 25,342,654 and 11,556,250 respectively. As part of the 1997 refinancing (see Note 2) 10,758,696 units were redeemed on October 31, 1997. As part of the 1996 restructuring, 13,786,404 new units were issued effective November 30, 1996.

NOTE 4.  PLANT CLOSURE

In August 1993, the Partnership suspended operations at its Sunbelt refinery located in Coolidge, Arizona. The primary factors involved in this decision were poor margins at the facility, limited working capital availability and, to a lesser extent, the impact of an environmental lawsuit and investigation filed by the State of Arizona, which was settled in 1993.

Accordingly, at June 30, 1993, the Partnership wrote down the carrying value of the refinery and related assets by $13,413,000 to their then estimated fair values as well as providing $2,600,000 for closure and maintenance costs during the shutdown period. Closure was substantially completed in 1997 at which time $2,562,000 had been charged against the provision.

At December 31, 1995, pursuant to an evaluation of the operating potential of the facility, the plant was further written down by $9,492,000 to $1,227,000. This write down considered, among other things, the outlook for the asphalt market in Arizona, the regulatory environment impacting both the plant operations as well as the formulation requirements of diesel and jet fuel in the markets the plant would serve and the ability of the Partnership to market those products. This evaluation indicated and it is the opinion of management that the likelihood of operation as a petroleum refinery in the future is remote, but that the facility may be operated effectively as a crude or products terminal and storage facility at some time in the future.

NOTE 5.  LEASE COMMITMENTS

The Partnership has entered into certain ground leases for its refinery facilities. Such leases range from five to 41 years in duration. All such leases are classified as operating leases.

The Partnership also leases a deep-water terminal facility in Benicia, California. Under terms of the lease agreement, the Partnership pays minimum annual lease payments of approximately $385,000 through the year 2031, subject to an escalation clause. This lease is cancelable upon one year's notice and is accounted for as an operating lease.

Future minimum annual rental payments required under operating leases, which have non-cancelable lease terms of one year or more, as of December 31, 1997 are:

	1998	                              732,000
1999                                349,000
2000                                352,000
2001                                313,000
	2002 and Beyond	                   521,000

	Total	                          $2,267,000

Rental expense for all operating leases (some of which have terms of less than a year) was $1,042,000, $1,046,000 and $1,022,000 for the years ended
December 31, 1997, 1996 and 1995, respectively.





NOTE 6. BASIC AND DILUTED UNITS OUTSTANDING, EARNINGS PER UNIT AND ALLOCATION OF INCOME AND LOSS

On October 31, 1997, pursuant to the issuance of the Convertible Debt, the partnership redeemed 10,758,696 units reducing the total number of units outstanding to 14,583,958 from 25,342,654.

The 1996 debt restructuring increased limited partnership units outstanding by 13,786,404 to 25,342,654 from 11,556,250 effective November 30, 1996.
Additionally, as part of the restructuring warrants exercisable to purchase 3,340,757 units and options held by management to acquire 1,022,000 units were cancelled. The debt restructuring provided that new options to purchase 3,415,850 units at $.50 a unit were issued (2,815,450 issued to Huntway employees and management) while an option to purchase 546,059 units remained outstanding.

Earnings per unit is calculated based upon the weighted average number of limited partner equivalent units outstanding. Limited partner equivalent units is calculated by adding to actual limited partnership units outstanding a general partnership interest representing an overall 1% interest.

For purposes of computing basic earnings per unit the weighted average limited partner equivalent units outstanding for the year ended December 31, 1997, 1996 and 1995 was 23,787,412; 12,871,509 and 11,672,979 respectively. On a diluted basis, the weighted average limited partners equivalent units outstanding for the year ended December 31, 1997, 1996 and 1995 was 26,481,847; 12,871,509 and 11,672,979 respectively.

Generally, partnership income and loss are allocated 1% to the general partners and 99% to the limited partners.

The following table reconciles the calculation of basic and fully diluted earnings per unit:

         	                          For the Year Ended December 31, 1997
                                    Income           Units       Per-Unit
                                   (Numerator)      (Denominator)  Amount
Income (Loss) from
   Operations	                      $1,132

Unit Equivalent of General
		 Partner Interest 		                                       238
Limited Partner Units		                                   23,549

Basic Earnings Per Unit	            $1,132 	              23,787 	   $0.05

Effect of Dilutive Securities

Unit Options                                            		 2,695

Diluted Earnings Per Unit 	         $1,132 	              26,482 	   $0.04

For the Year Ended December 31, 1996

Income (Loss) from Operation          $(94)

Unit Equivalent of General
 Partner Interest                                           129
Limited Partner Units                                     12,742

Basic Earnings Per Unit              $(94)                12,871     $(0.01)

Effect of Dilutive Securities

Unit Options

Diluted Earnings Per Unit           $(94)                 12,871     $(0.01)

For the Year Ended December 31, 1995

Income (Loss) from Operation      $(14,461)

Unit Equivalent of General
 Partner Interest                                            117
Limited Partner Units                                     11,556

Basic Earnings Per Unit          $(14,461)                11,673     $(1.24)

Effect of Dilutive Securities

Unit Options

Diluted Earnings Per Unit       $(14,461)                 11,673     $(1.24)

Options to purchase 1,022,000 units were outstanding in 1995 and 1996 at prices which ranged from $0.85 to $1.00 but were not included in the computation of diluted EPU because their effect was antidilutive. These options are no longer outstanding at December 31, 1997.

During 1997, the Partnership issued convertible notes which may be converted into equity at $1.50 per unit. These notes are not included in the computation of calculated EPU because the effect of their assumed exercise would be antidilutive. These notes mature on October 15, 2007.


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

Profit sharing contributions by the Partnership will be made from profits in an amount up to 10 percent of the aggregate base compensation of all participants in the plan, not to exceed the Partnership's current net income. No contributions were made to the plan during the last three years.

The Partnership also makes a minimum pension contribution equal to 4% of participants' base compensation, which is made each year regardless of current profits or losses.

The amount of the Partnership contributions to the plans charged to income for the years ended December 31, 1997, 1996 and 1995 were $286,000, $275,000, and $218,000, respectively.

NOTE 8. CONTINGENCIES

As the Partnership business is the refining of crude oil into liquid asphalt and other light-end products, it is subject to certain environmental laws and regulations. Accordingly, adherence to environmental laws and regulations creates the opportunity for unknown costs and loss contingencies to arise in the future. Unknown costs and loss contingencies could also occur due to the nature of the Partnerships business. The Partnership is not aware of any costs or loss contingencies relating to environmental laws and regulations that have not been recorded in its financial statements. However, future environmental costs cannot be reasonably estimated due to unknown factors. Although environmental costs may have a significant impact on results of operations for any single period, the partnership believes that such costs will not have a material adverse effect on the Partnerships financial position, results of operations or cash flows.

The Partnership is party to a number of additional lawsuits and other proceedings arising out of the ordinary course of its business. While the results of such lawsuits and proceedings cannot be predicted with certainty, management does not expect that the ultimate liability, if any, will have a material adverse effect on the financial position, results of operations, or cash flows of the Partnership.

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

Also, as part of this plan, 1,022,000 previously-issued options at exercise prices of $.625 and $1.00 per unit were cancelled, however, vesting rights under these prior options were retained as part of the new grant. In addition, restructuring warrants exercisable to purchase an aggregate of 3,340,757 units held by the senior lenders were cancelled while an option to purchase 546,059 units at $.50 per unit held by a unitholder and consultant remained outstanding.

Of the 2,815,850 units granted on December 18, 1996, 439,600 units were fully vested at the date of grant with 2,376,250 units vesting on August 22, 1998. In addition, an option for 600,000 units was issued to a unitholder and consultant at $.50 a unit.

Options granted on December 18, 1996 at $.50 a unit pursuant to the reorganization plan were originally contemplated as part of the January 8, 1996 debt restructuring term sheet that had been approved by holders of 86% of senior debt and by all the Partnerships junior noteholders. The market price of the Partnerships units at January 8, 1996 was $.375. However, on December 18, 1996, the unit price was $.6875. Accordingly, in accordance with Accounting Principles Board Opinion No. 25, $447,000 in deferred compensation expense will be charged against Partners capital through 1998 represented by the difference between the value of the units at the date of grant and the option price times the number of units vested under the plan. Related compensation expense was recorded in 1997 and 1996 of $265,000 and $81,000, respectively.

During 1997, options for 21,850 units were canceled. On January 27, 1998, 1,098,500 units options were granted at $1.50. These options vest on October 15, 2000. On the grant date, the market price of the Partnership units was $2.125 accordingly, $687,000 in deferred compensation expense will be charged against Partners Capital through 2000.

The Partnership accounts for its plan in accordance with Accounting Principles Board Opinion No. 25. Had compensation cost for the plan been determined consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, pro forma net income and net income per unit would have been $572,000 and $.02 respectively for 1997 and $56,262,000 and $4.37, respectively for 1996.

The weighted average fair value of stock options granted during 1996 was $1,380,000. The fair value of stock options was estimated on the grant date using the Black Scholes option pricing model with the following weighted average assumptions: Risk free interest rate of 7%; expected life of five years; and expected volatility of 73%.

NOTE 10.  SIGNIFICANT CUSTOMERS

One unrelated customer, Ultramar Diamond Shamrock, accounted for approximately 25% of revenues in 1997. Another, Chevron, Inc., accounted for approximately 15% of revenues in 1996 and 17% of revenues in 1995.





PART III
Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Huntway Operating Committee

The Partnerships business and affairs are managed by the Managing General partner rather than a board of directors. The Managing General Partner is itself a partnership and its business and affairs are managed by its general partner, Reprise Holdings, Inc. ("Reprise Holdings"), rather than a board of directors. Reprise Holdings is owned 90% by First Chicago Equity Corporation ("FCEC") and 10% by Madison Dearborn partners III ("MDP III"). Reprise Holdings, as sole general partner of the Managing General partner, has established an operating committee (the Operating Committee) to consult with the sole director of Reprise Holdings with respect to the management of the Managing General partner and the Partnership, and has elected the following individuals (each of whom has served since 1988) as members of the Operating Committee:

Juan Y. Forster, age 61, has been principally employed as the President and Chief Executive Officer of Huntway for the past eight years.

Samuel M. Mencoff, age 41, has been principally employed as a Vice President of Madison Dearborn Partners, Inc. ("MDP"), a private equity investment firm and an affiliate of MDP III, since January, 1993. Prior to January, 1993, Mr. Mencoff served as Vice President of First Chicago Venture Capital ("FCVC"), a private equity investment firm and an affiliate of FCEC. Mr. Mencoff is sole director, President and Treasurer of Reprise Holdings and is a general partner of MDP III. Mr. Mencoff also serves as a director of Buckeye Technologies, Inc. and Riverwood International Corp., forest products companies.

Justin S. Huscher, age 44, has been principally employed as a Vice President of MDP since January, 1993. Prior to January, 1993, Mr. Huscher served as a Senior Investment Manager of First Chicago Investment Corporation, a private equity investment firm and an affiliate of FCEC. Mr. Huscher is Vice President and Secretary of Reprise Holdings and is a general partner of MDP III. Mr. Huscher also serves as a director of Homeside, Inc., a residential mortgage company.

Raymond M. O'Keefe, age 72, has been principally employed for the last six years as President and Chief Executive Officer of Rokmanage, Inc., a management services firm.

Members of the Operating Committee currently receive no compensation from the Partnership or the Managing General Partner for their services as members of the Operating Committee. The Partnership reimburses the Operating Committee members for expenses incurred in connection with such services.

Conversion to Corporate Form

The Partnership is currently pursuing a proposal that, if approved, will result in the conversion of the Partnership to corporate form
(the conversion). The Partnerships limited partners will vote on a proposal to merge the Partnership with and into Huntway Refining Company, a newly formed Delaware corporation. Immediately following the conversion, the business and affairs of Huntway will be managed by a Board of Directors of the Corporation. Immediately following the conversion, the Board of Directors will consist of Messrs. Forster, Mencoff, Huscher and the following additional four persons:

Harris Kaplan, 47, currently serves as President of Eastgate Management Corporation, an offshore and domestic money management firm, and has served in such capacity since 1996. Mr. Kaplan served as a member of the management team of Nabors Industries, an oil service company, from 1988 to 1996.

J.C. "Mac" McFarland, 51, currently acts as a consultant, having served as Chairman and Chief Executive Officer of McFarland Energy, Inc., an exploration and production company, from 1992 to 1997.

Warren Nelson, 47, has been principally employed as the Executive Vice President and Chief Financial Officer of Huntway for the past five years.

Richard Spencer, 45, currently serves as a Manager of Westcliff
Management, LLC, a money management firm, and has served in such capacity since 1993.

Section 16 of the Securities and Exchange Act of 1934, as amended, requires the Partnerships executive officers, members of the Operating Committee and persons who beneficially own greater than 10% of the Units to file reports of ownership and changes in ownership with the SEC. Based solely upon its review of copies of the Section 16 reports the Partnership has received, the Partnership believes that during its fiscal year ended December 31, 1997, all of its executive officers, members of the Operating Committee and greater than 10% beneficial owners were in compliance with their filing requirements.


Officers

The following list sets forth: (i) the name and age of each officer of the Partnership; (ii) the year in which each such person first joined the Partnership; and (iii) all positions with the Partnership presently held by each such person.

		                          Year
		                          Joined
	Name	                Age	  Huntway                 Office
Juan Y. Forster	      61    1979    President and Chief Executive Officer
Lucian A. Nawrocki	   52	   1982	   Executive Vice President, Asphalt Sales
Warren J. Nelson	     47	   1993    Executive Vice President and
			                                 Chief Financial Officer
Terrance L. Stringer	 56	   1992   	Executive Vice President
Charles R. Bassett	   62	   1982    Manager of Operations/Benicia
William G. Darnell	   61	   1982	   Vice President and General Manager/Benicia
Earl G. Fleisher	     47	   1991	   Controller and Tax Manager
Michael W. Miller	    39	   1979	   Manager of Operations/Wilmington
Stephen P. Piatek	    42	   1989 	  Vice President and General Counsel

Each of the persons named above has held the position with Huntway set forth above for at least the past five years, except as follows:

Stephen P. Piatek joined Huntway as Environmental and Safety Manager in 1989. In July 1997 Stephen was named Vice President, Environmental, Safety and General Counsel.


Each also holds a similar position with the Corporation and will continue to act in such capacity immediately following the Conversion. Each of the above-named officers and members of the Operating Committee was acting in such capacity at the time of the 1996 Restructuring.


Item 11.  EXECUTIVE COMPENSATION

Operating Committee Compensation

The Partnership does not pay any salaried employee of the Partnership additional compensation for service on the Operating Committee, and does not pay any fee for participation on, or as a result of, attending Operating Committee meetings for those members of the Operating Committee who are not salaried employees of the Partnership. The Committee does reimburse Operating Committee members for out-of-pocket costs associated with attending Operating Committee meetings (such as travel costs, food and lodging).

Compensation Committee Interlocks and Insider Participation

Messrs. Mencoff, O'Keefe and Forster are members of the Compensation and Benefits Committee. During 1997, neither Mr. Mencoff or Mr. O'Keefe were officers or employees of the Partnership, or any of its subsidiaries, nor did any of them have any relationship with the Partnership requiring disclosure by the Partnership under Item 404 of Regulation S-K. From 1987 through the present, Mr. Forster has been President and Chief Executive Officer of the Partnership.
Executive Compensation:

Cash Compensation

The following summary compensation table shows certain compensation information for the Chief Executive Officer and the four other most-highly compensated officers. The information includes the dollar value of base salaries, bonus awards and long-term incentive plan payments, the number of stock options granted and certain other compensation paid during the fiscal years ended December 31, 1997, 1996 and 1995.


SUMMARY COMPENSATION TABLE

							                                                             Long-Term
			                                     Annual Compensation   				Compensation
			                               Salary		 Bonus(1)   Other Annual   	Option
Name and Principal Position		Year	   $ 		     $ 	    Compensation(2)	Grants(3)
J. Y. Forster		              1997	 $297,336  $ 75,000 	 $10,200 	        -
	President and Chief
 Executive Officer	          1996	  277,879   106,000 	  10,200 	     560,250
		                           1995	  277,878 		      -   	 8,356 	           -

L. A. Nawrocki		             1997	  149,800 		 51,000 	       -   	         -
	Executive Vice
 President Asphalt	          1996	  140,000 		 56,000         -   	   272,500
	Marketing	                  1995 	 140,000 		      -   	     -   	         -

W. J. Nelson		               1997	  187,000 		 100,000 	 10,200 	           -
	Executive Vice President
 and Chief Financial Officer	1996	  203,164(4)  76,000   10,200 	     615,000
	                            1995	  164,831 		       -    8,356 	           -

T. L. Stringer		             1997	  186,972 		  62,000 	 10,200 	           -
	Executive Vice President
 Supply and Planning	        1996	  174,740 		  70,000   10,200 	     295,000
		                           1995	  174,740 		       -    8,356 	           -

W. G. Darnell		              1997	  117,180 		  45,000 	      -   	         -
	Vice President and
 General Manager --	         1996	  109,515     50,000 	      -   	   192,500
	Benicia	                    1995	  109,514 		       -   	    -   	         -


(1) Includes balance of 1996 bonus paid in cash in 1997 of $71,000 for Mr. Forster, $31,000 for Mr. Nawrocki, $41,000 for Mr. Nelson, $38,000 for
Mr. Stringer and $28,000 for Mr. Darnell.
Also includes 1997 bonus awards paid in 1998 of $75,000 for Mr. Forster, $100,000 for Mr. Nelson, $62,000 for Mr. Stringer and $45,000 for Mr. Darnell. Mr. Nawrocki received a 1997 bonus of $51,000 of which $11,000 was paid in 1997 and $40,000 was paid in 1998.
(2)	All amounts shown represent increased monthly compensation of $850 beginning March 1995 for Mr. Forster, Mr. Nelson and Mr. Stringer in lieu of receiving Partnership paid automobiles. Partnership paid automobiles were provided for Forster, Nelson and Stringer in 1994 and through February 1995. Partnership paid automobiles were provided to Mr. Nawrocki and Mr. Darnell in 1995, 1996 and 1997.
(3) 1995 and 1996 grants vest on August 22, 1998. The 1997 grant vests on October 15, 2000.
(4) Includes $16,667 in retroactive salary adjustment earned in 1995 but paid in 1996.
There were no options granted in 1997. On January 27, 1998 1,098,500 options were granted to all full-time employees of the partnership at $1.50 a unit when the unit price on that date was $2.125. Of this total 180,000 were each granted to Mr. Forster and Mr. Nelson, 110,000 were each granted to Mr. Nawrocki and Mr. Stringer while Mr. Darnell received a grant of 90,000 options. These options vest on October 15, 2000. In the event of any change in control of the Partnership, as defined, then each option will immediately become fully exercisable as of the date of the change in control.

The following table sets forth the aggregate options exercised in the last fiscal year and fiscal year and fiscal yearend option values for the named executive officers:


					          Shares 		       Number of Securities   Value of Unexercised In-
					          Acquired        Underlying Unexercised   The-Money Options at
					           on 	    Value 	Options Fiscal Yr-End 	  Fiscal Year End(1)
Name &         Exer-    Exer-     Exer-     Unexer-      Exer-      Unexer-
Principal      cise     cised    cisable    cisable     cisable     cisable
Position
J.Y.Forster 					 -   	   -   	   78,750 	   481,500   $167,344 	 $1,023,188
	President and
	Chief Executive
 Officer

L. A. Nawrocki				-   	   -   	   27,500 	   245,000   	 58,438 	    520,625
	Executive Vice President
	Asphalt Marketing

W. J. Nelson					 -   	   -   	  125,000 	   490,000  	 265,625 	  1,041,250
	Executive Vice
 President and
	Chief Financial
 Officer

T. L. Stringer 		 -   	   -   	   50,000 	   245,000  	 106,250 	    520,625
	Executive Vice
 President
	Supply and Planning

W. G. Darnell					-   	   -   	   20,000 	   170,000   	 42,500 	    361,250
	Vice President
 and General
 Manager-Benicia


Total					        -   	   -   	  301,250 	 1,631,500   $640,157 	 $3,466,938



(1) Based on the closing price of $2.625 of the common units on the New York Stock Exchange on December 31, 1997.

Compensation Pursuant to Plans

Pension Plan. The Partnership currently has in effect a defined contribution pension plan as well as a 401-K deferred savings and profit sharing plan. Pursuant to the terms of the pension plan, each year the Partnership contributes to the plan an amount equal to 4% of each employees annual base compensation which includes base salary and overtime, but excludes any cash bonuses. Each full-time employee of the Partnership participates in the pension plan. Contributions made to the pension plan vest in equal increments over a period beginning upon completion of two years of service and ending upon completion of seven years of service. The terms of the 401-K deferred savings plan provide that the Partnership match the employee's contributions up to 2% of qualifying compensation. For the year ended December 31, 1997, the Partnership paid or accrued $43,365.54 to these plans on behalf of its officers as a group.


Item 12.  Principal Unitholders

The following tables set forth information regarding the number of Limited Partnership Units owned as of March 17, 1998 by each person known by the Partnership to be the beneficial owner of more than five percent of all Limited Partnership Units outstanding. Except as indicated below, each of the persons named in the table has sole voting and investment power with respect to the Units set forth opposite his or its name.

Beneficial Ownership

Beneficial Owner	                          Units     	              Percent
Common Units:
First Chicago Corporation 	             5,320,518(1)	                 36.1
of Chicago
One First National Plaza
Chicago, IL  60670

Lighthouse Investors, LLC	              8,257,433(2)	                 37.4
200 Seventh Avenue, Suite 105
Santa Cruz, CA  95062

DDJ Capital Management, LLC	            5,333,333(3)	                 26.6
141 Linden Street, Suite S-4
Wellesley, MA  02181

Contrarian Capital Advisors, L.L.C.	    2,790,931(4)	                 16.8
411 West Putnam Avenue, Suite 225
Greenwich, CT  06830

Mr. Andre Danesh	                       2,060,059(5)	                 13.0
Allied Financial Corp.
1583 Beacon Street
Brookline, MA  02146

All Officers and Operating	             9,470,381(6)	                 42.3
Committee Members as a Group
(11 persons)


(1) Includes 147,313 Limited Partner Equivalent Common Units corresponding to the general partnership interest of the General Partners (to which 1% of each item of the partnerships taxable income, gain, loss or deduction is allocated).

(2) Includes 7,333,333 Common Units which Westcliff Capital Management, LLC, Westcliff, LLC, Lighthouse Investors, LLC, Lighthouse Capital, LLC and Lighthouse LLC have the right to acquire after May 15, 1998 through the conversion of Convertible Notes.

(3) Consists of Common Units which DDJ Capital Management, LLC and DDJ Capital III, LLC have the right to acquire after May 15, 1998 through the conversion of Convertible Notes.

(4) Includes 1,833,333 Common Units which Contrarian Capital Advisors, L.L.C. and Contrarian Capital Management, L.L.C. have the right to acquire after May 15, 1998 through the conversion of Convertible Notes.

(5) Includes 1,146,059 Common Units, which Mr. Danesh currently has the right to acquire through the exercise of options.

(6) Includes 7,637,083 Common Units which executive officers, Operating Committee Members and directors currently have, or will have after May 15, 1998, the right to acquire.



	Exhibit
Number	Description of Exhibit 	Page


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

(a)(3) Exhibits

Exhibit
Number	Description of Exhibit

	3.1	      Amended and Restated Agreement of Limited Partnership of 	Huntway
		         Partners, L.P. (incorporated by reference herein to Exhibit A to the Prospectus included in the Registration Statement on Form S-1, filed September 26, 1988, Registration No. 33-24445).

 3.2      	Huntway Partners, L.P. Bylaws (incorporated by reference
		         herein to Exhibit 3.2 of the Registration Statement on
		         Form S-1, as amended by Amendment No. 2, filed November 2,
		         1988, Registration No. 33-24445).

 3.3      	Amendment of Agreement of Limited Partnership of Huntway
		         Partners, L.P. dated as of December 20, 1989 (incorporated
		         by reference herein to Exhibit 3.3 of the Annual Report on
		         Form 10-K, filed March 30, 1990, Commission file No. 1-10091)

	3.4	      Amendment of Agreement of Limited Partnership of Huntway
		         Partners, L.P. dated as of December 12, 1996 (incorporated
		         by reference herein to Appendix E of the Consent Solicitation and
           Disclosure Statement on Schedule 14A, filed October 15, 1996,
           Commission file No. 1-10091)

 4.1       Deposit Agreement by and among Huntway Partners, L.P., 	Page 60
		         The First Bank of Boston and Huntway Managing Partner, L.P.



Exhibit
Number	Description of Exhibit

 4.2	      Indenture dated as of October 31, 1997 between the Company and State Street Bank and Trust Company, as trustee
           ("State Street"), pursuant to which the 91/2% Senior Subordinated Secured Convertible Notes due 2007 were issued. (incorporated by reference herein to Exhibit 4.1 of the Report on Form 8-K, filed November 17, 1997, Commission file No. 1-10091)

	4.3	      Form of 91/2% Senior Subordinated Secured Convertible Note
           (included in Exhibit 4.2). (incorporated by reference herein to Exhibit 4.2 of the Report on Form 8-K, filed November 17, 1997,
		         Commission file No. 1-10091)

10.1	      Amended and Restated Agreement of Limited Partnership of
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

10.12     First Amendment to Letter of Credit and Reimbursement
			       Agreement dated as of December 12, 1996 between Huntway
			       Partners, L.P., Sunbelt Refining Company, L.P. and Bankers
			       Trust Company. (incorporated by reference herein it Exhibit
          10.12 of the Annual Report in Form 10K, filed March 31, 1997,
          Commission file No. 1-10091).


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

Exhibit
Number 		Description of Exhibit

10.16	    Termination Agreement (incorporated by reference herein to
		        Exhibit 10.41 of the Current Report on Form 8-K, filed July 13, 1993, Commission file No. 1-10091)

10.17	    Sequencing and Amendatory Agreement dated as of October 31, 1997
		        among the Company, Sunbelt Refining Company, L.P., Lighthouse
          Investors, L.L.C., B III Capital Partners, L.P., Contrarian
          Capital Fund I L.P., Contrarian Capital Fund II L.P., Bankers
          Trust Company, Massachusetts Mutual Life Insurance Company, Mellon
          Bank, N.A., as trustee for First Plaza Group Trust, Oppenheimer &
          Company, Inc., as agent for itself and as agent for Oppenheimer
          Horizon Partners, L.P., Oppenheimer Institutional Horizon
          Partners, L.P., Oppenheimer International Horizon Fund II Ltd. and
          The & Trust, The IBM Retirement Plan Trust, Lindner Growth Fund,
          Madison Dearborn Partners III and First Chicago Equity
          Corporation, United States Trust Company of New York, as
          Collateral Agent under the Intercreditor Agreement, State Street
          Bank and Trust Company, as trustee under the indenture pursuant to which the Company's 91/2% Senior Subordinated Secured Convertible
          Notes were issued, and Fleet National Bank, as trustee under the
		        indenture pursuant to which the 12% Senior Notes (Other) were issued. (incorporated by reference herein to Exhibit 10.1 of the
          Report on Form 8-K, filed November 17, 1997, Commission file No.
          1-10091)

10.18     Exchange and Purchase Agreement entered into as of October 31,
	         1997, by and among the Company, Lighthouse Investors, L.L.C.,
		        B III Capital Partners, L.P., Contrarian Capital Fund I, L.P.,
          Contrarian Capital Fund II, L.P., Oppenheimer & Company, Inc.,
          Oppenheimer Horizon Partners, L.P., Oppenheimer Institutional
          Horizon Partners, L.P., Oppenheimer Institutional Horizon
          Partners, L.P. and The & Trust, First Plaza Group Trust and The
          IBM Retirement Plan Trust. (incorporated by reference herein to
          Exhibit 10.2 of the Report on Form 8-K, filed November 17, 1997,
          Commission file No. 1-10091)

10.19 Amended and Restated Registration Rights Agreement entered into as of October 31, 1997, by and among the Company, Lighthouse Investors, L.L.C., B III Capital Partners, L.P., Contrarian Capital Fund I, L.P., Contrarian Capital Fund II, L.P., Mellon Bank, N.A., as trustee for First Plaza Group Trust, Oppenheimer & Company, Inc., as agent for itself and Oppenheimer Horizon Partners, L.P., Oppenheimer Institutional Horizon Partners, L.P., Oppenheimer Institutional Horizon Partners, L.P., The & Trust and The IBM Retirement Plan Trust, First Chicago Equity Corporation and Madison Dearborn Partners III. (incorporated by reference herein to Exhibit 10.3 of the Report on Form 8-K, filed November 17, 1997, Commission file No. 1-10091)


Exhibit
Number		Description of Exhibit


10.20 First Supplemental Indenture dated as of October 31, 1997 between the Partnership and Fleet National Bank, relating to the Partnership's 12% Senior Secured Notes Due 2005.(incorporated by reference herein to Exhibit 10.1 of the Report on Form 8-K, filed March 31, 1998, Commission file No. 1-10091)

10.21     Second Supplemental Indenture dated as of November 30, 1997
	         between the Partnership and Fleet National Bank, relating to the Partnership's 12% Senior Secured Notes Due 2005.(incorporated by reference herein to Exhibit 10.2 of the Report on Form 8-K,
		        filed March 31, 1998, Commission file No. 1-10091)

10.22 First Supplemental Indenture dated as of October 31, 1997 between the partneship and IBJ Schroder Bank & Trust Company, relating to the Partnership's Junior Subordinated Notes Due 2005.(incorporated by reference herein to Exhibit 10.3 of the Report on Form 8-K, filed March 31, 1998, Commission file No. 1-10091)

10.23 First Supplemental Indenture dated as of January 14, 1998 between the Partnership and State Street Bank & Trust Company, as trustee, relating to the Partnership's 12% Senior Subordinated Secured Convertible Notes Due 2007. (incorporated by reference herein to
          Exhibit 10.4 of the Report on Form 8-K, filed March 31, 1998, Commission file No. 1-10091)

10.24 Third Amendment ot Letter of Credit and Reimbursement Agreement dated as of November 30, 1997 between the Partnership, Sunblet Refining Company, L.P. and Bankers Trust Company. (incorporated
	         by reference herein to Exhibit 10.5 of the Report on Form 8-K, filed March 31, 1998, Commission file No. 1-10091)

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


(b) Reports on Form 8-K

A report on Form 8-K was filed on November 14, 1997 to file the following documents:

Indenture dated as of October 31, 1997 between the Company and State Street Bank and Trust Company, as trustee ("State Street"), pursuant to which the 9 1/2% Senior Subordinated Secured Convertible Notes due 2007 were issued.

Form of 9 1/2% Senior Subordinated Secured Convertible Note.

Sequencing and Amendatory Agreement dated as of October 31, 1997 among the Company, Sunbelt Refining Company, L.P., Lighthouse Investors, L.L.C., B III Capital Partners, L.P., Contrarian Capital Fund I L.P., Contrarian Capital Fund II L.P., Bankers Trust Company, Massachusetts Mutual Life Insurance Company, Mellon Bank, N.A., as trustee for First Plaza Group Trust, Oppenheimer & Company, Inc., as agent for itself and as agent for Oppenheimer Horizon Partners, L.P., Oppenheimer Institutional Horizon Partners, L.P., Oppenheimer International Horizon Fund II Ltd. and The & Trust, The IBM Retirement Plan Trust, Lindner Growth Fund, Madison Dearborn Partners III and First Chicago Equity Corporation, United States Trust Company of New York, as Collateral Agent under the Intercreditor Agreement, State Street Bank and Trust Company, as trustee under the indenture pursuant to which the Companys 9 1/2% Senior Subordinated Secured Convertible Notes were issued, and Fleet National Bank, as trustee under the indenture pursuant to which the 12% Senior Notes (Other) were issued.

Exchange and Purchase Agreement entered into as of October 31, 1997, by and among the Company, Lighthouse Investors, L.L.C., B III Capital Partners, L.P., Contrarian Capital Fund I, L.P., Contrarian Capital Fund II, L.P., Oppenheimer & Company, Inc., Oppenheimer Horizon Partners, L.P., Oppenheimer Institutional Horizon Partners, L.P., Oppenheimer Institutional Horizon Partners, L.P. and The & Trust, First Plaza Group Trust and The IBM Retirement Plan Trust.

Amended and Restated Registration Rights Agreement entered into as of October 31, 1997, by and among the Company, Lighthouse Investors, L.L.C., B III Capital Partners, L.P., Contrarian Capital Fund I, L.P., Contrarian Capital Fund II, L.P., Mellon Bank, N.A., as trustee for First Plaza Group Trust, Oppenheimer & Company, Inc., as agent for itself and Oppenheimer Horizon Partners, L.P., Oppenheimer Institutional Horizon Partners, L.P., Oppenheimer Institutional Horizon Partners, L.P., The & Trust and The IBM Retirement Plan Trust, First Chicago Equity Corporation and Madison Dearborn Partners III.



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








DEPOSIT AGREEMENT

This Agreement, entered into as of the 12th day of May, 1994, by and among HUNTWAY PARTNERS, L. P., a Delaware limited partnership (the "partnership"), THE FIRST NATIONAL BANK OF BOSTON, a national banking association, as depositary hereunder (the "Depositary"), and Huntway Managing Partner, L.P., a Delaware limited partnership, as attorney-in-fact for the holders of Depositary Receipts issued hereunder.

WITNESSETH:

WHEREAS, the partnership is a Delaware limited partnership formed in 1988 with Huntway Managing Partner, L.P. as the Managing General Partner and Huntway Holdings, L.P., a Delaware limited partnership as the Special General Partner; and

WHEREAS, the Limited Partners of the Partnership desire to deposit their limited partner interests in the Partnership in a single convenient depositary institution for the purposes set forth herein and for the issuance hereunder of Depositary Receipts evidencing deposited limited partner interests; and

WHEREAS, the Limited Partners may from time to time wish to transfer their limited partner interests, and such transfers would be facilitated by having one institution act as depositary for such limited partner interests;

NOW, THEREFORE, in consideration of the premises and the promises hereinafter contained, it is agreed by and among the parties hereto as follows:

ARTICLE I

DEFINITIONS

Unless otherwise clearly indicated to the contrary, the following definitions shall be applied for all purposes to the terms used herein.

"Affiliate" shall mean, with respect to any Person, a Person that directly or indirectly controls, is controlled by or is under common control with such Person. As used in such definition, "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through ownership of voting securities, by contract or otherwise.

"Agreement" shall mean this Deposit Agreement, as it may be amended or restated from time to time.

"Assignee" shall mean a Person to whom one or more Units have been transferred, by assignment of a Depositary Receipt or otherwise in a manner permitted under this Agreement or the Partnership Agreement.

"Business Day" shall mean Monday through Friday of each week, except that a legal holiday recognized as such by the federal government or the States of Delaware, California or Massachusetts shall not be a Business Day.

"Certificate" shall mean a non-negotiable certificate issued by the Partnership, substantially in the form of Annex I to the Partnership Agreement, evidencing ownership of one or more Partnership Units.

"Delaware Act" shall mean the Delaware Revised Uniform Limited
Partnership Act, Sections 17-101 through 17-1108 of Title Six of the Delaware Code, as it may be amended and in effect from time to time, and any successor to such statute.

"Depositary" shall mean The First National Bank of Boston, or any successor depository hereunder. The Office of the Depositary shall be at 150 Royall Street, Canton, Massachusetts 02021. Notice of the Depositary shall be given in the manner provided in Section 11.4.

"Depositary Receipt" shall mean a receipt, substantially in the form of Exhibit A hereto, issued by the Depositary or the Depositary's Agents in accordance herewith, evidencing ownership of one or more Depositary Units.

"Depositary Unit" shall mean the security representing a single
Partnership Unit deposited under this Agreement together with all other securities, property and cash received by the Depositary in respect of or in lieu of such deposited Partnership Unit.

"Depositary's Agents" shall mean an agent appointed by the Depositary pursuant to Section 8.5 hereof.

"General Partners" shall mean the Managing General Partner, the
Special General Partner and their successors under the Partnership Agreement.

"Limited Partner" shall mean a limited partner of the partnership as determined pursuant to the partnership Agreement and certified by the Partnership to the Depositary.

"Managing General Partner" shall mean Huntway Managing Partner,
L.P., a Delaware limited partnership having its principal office at 25129 The Old Road, Newhall, California 91381 or any successor to it under the Partnership Agreement.

"Partnership" shall mean Huntway Partners, L.P., a Delaware limited partnership having its principal office at 25129 The Old Road, Newhall, California 91381.

"Partnership  Agreement"  shall  mean  the  Amended  and
Restated Agreement of Limited Partnership of the Partnership, as it may be
amended or restated from time to time.   A copy of the Partnership Agreement
as in effect on the date hereof is attached as Exhibit B hereto and made a part hereof for all purposes.


"Partnership Unit" shall mean a unit of limited partner interest in the Partnership evidenced by a Certificate.

"Person" shall mean an individual, corporation, partnership, trust, unincorporated organization, association or other entity.

"Record Date" shall mean the date established by the Partnership for determining the identity of (a) the Limited Partners entitled to notice of or to vote at any meeting of Limited Partners or entitled to vote by ballot, to give consent in writing to Partnership action without a meeting or to exercise rights in respect of any other lawful action of Limited Partners or (b) the Record Holders entitled to receive any report or distribution. The Partnership will notify the Depositary of all Record Dates in writing or by such other means as the Depositary and the Partnership may from time to time agree.

"Record Holder" shall mean the Person in whose name a Depositary
Receipt is registered on the register maintained by the Registrar.

"Registrar" shall mean the Depositary or any other Person appointed to register the Depositary Receipts pursuant to Section 3.12 hereof.

"Special General Partner" shall mean Huntway Holdings, L.P., a
Delaware limited partnership having its principal office at 25129 The Old Road, Newhall, California 91381 or any successor to it under the Partnership Agreement.

"Transfer Agent" shall mean the Depositary or other Person appointed to act as transfer agent for the Depositary Receipts pursuant to
Section 3.12 hereof.

"Transfer Application" shall mean an application and agreement for transfer of Depositary Units in the form set forth on the back of the Depositary Receipts or in a form substantially to the same effect in a separate instrument by which a transferee (a) requests; admission as a Limited Partner, (b) agrees to be bound by the terms and conditions of this Agreement and the Partnership Agreement, (c) represents that he has authority to enter into this Agreement and the Partnership Agreement, (d) grants a power of attorney to the General Partners and any liquidator of the Partnership and (e) makes the consents and waivers contained in the Partnership Agreement.

ARTICLE II

DEPOSIT OF CERTIFICATES; DEPOSIT ACCOUNT

Section 2.1     Deposits of Certificates.  Subject to the terms
and conditions hereof, any Certificate   representing Partnership Units may be
deposited hereunder by delivering such Certificate to the Depositary at its Office.

Section 2.2 Deposit Account. The Depositary may establish, at its Office, an account or accounts, in a form and manner satisfactory to the Partnership, in which deposited Partnership Units, evidenced by Certificates, will be held.

Section 2.3     Representations and Warranties of Depositor.  Each
Person depositing Certificates hereunder shall be deemed thereby to represent and warrant that (a) he is, or is duly authorized to act for, a Limited Partner and (b) he is the owner of such Certificates, or is duly authorized by the owner thereof to make the deposit. The Depositary shall not be liable to the General Partners, the Partnership, any Limited Partner or any other Person
for any expense or damage incurred as a result of any breach by a   Person
depositing Certificates hereunder of these representations and warranties, which shall survive the deposit of Certificates and the issuance of Depositary Receipts.

Section 2.4     Representations and Warranties of the Partnership.
The Partnership hereby represents and warrants that (a) upon issuance, each Partnership Unit and each Certificate evidencing such Units will be validly issued, fully paid and nonassessable, except as provided by the Delaware Act, (b) any Depositary Receipt issued by the Depositary or any Transfer Agent, if duly issued in the manner provided herein, will be fully paid and nonassessable, except as provided by the Delaware Act, and (c) the Partnership will not at any time deposit or cause to be deposited any Certificates, unless the Partnership Units evidenced by such Certificates, and the Depositary Units to be issued with respect to such Certificates were issued pursuant to an effective registration statement under the
Securities  Act  of  1933,  as amended, or in a transaction not requiring
registration under such Act.   The Depositary shall not be liable to any
Person for any expense or damage incurred as a result of any breach by the Partnership of these representations and warranties, which shall survive the deposit of Certificates and the issuance of Depositary Receipts.



ARTICLE III


DEPOSITARY RECEIPTS

Section 3.1     Issuance.

(a) Upon the deposit of Certificates, the payment of any tax or other governmental charge in respect of the deposit of Certificates and the payment of any fee of the Depositary provided for in Article VII hereof, the Depositary shall issue to the Person making such Deposit one or more Depositary Receipts and shall deliver such Depositary Receipts to the Person making such Deposit at the Depositary's Office or, subject to the requirements of Section 3.1(b) hereof, to a Person designated by him. One Depositary Receipt shall be issued in a denomination evidencing all of the Depositary Units held by such Person unless the Person making such deposit elects to have Depositary Receipts issued in smaller denominations, subject to
Section 3.3(b) hereof.

(b) If a Person making such Deposit wishes to have any Depositary Receipt registered in the name of another Person designated by him, the transaction shall be treated as a transfer and shall be governed by the provisions of Article IV hereof and the Person making such deposit and such Person shall comply with such requirements as the Depositary or the Partnership may impose, including the requirement that such person execute a Transfer Application.

Section 3.2     Effect of Acceptance.  By acceptance of a
Depositary Receipt, a Person depositing Certificates becomes a party to this Agreement, assents to all of its provisions and becomes bound by the terms and conditions of this Agreement and the Depositary Receipt. The effect of acceptance of a Depositary Receipt upon a Person designated by the Person making such deposit pursuant to Section 3.1(b) hereof shall be as provided in Section 4.1 hereof in respect of a transferee.

Section 3.3      Form; Denominations; Execution.

(a)   Depositary Receipts shall be engraved,  printed or
lithographed on steel-engraved borders at the Partnership's expense and shall be substantially in the form of Exhibit A hereto, with appropriate insertions, modifications and omissions. The Depositary Receipts shall conform to the requirements of any securities exchange upon which the Depositary Units are or
may be listed or admitted to trading.   Depositary Receipts may be issued in
denominations of any whole number of Depositary Units.

(b)   The  Partnership  may  authorize  the  exchange  of
Depositary Receipts for other Depositary Receipts printed or engraved in such other manner as it shall determine at the Partnership's expense. The Depositary and the Partnership acknowledge that the
"Preference Period"  for  the Partnership's "Preference Units," as such terms are defined in the Partnership Agreement, expired on January 1, 1994 and that effective such date all Preference Units, pursuant to the terms of the
Partnership Agreement, automatically became Common Units.    The Depositary
agrees that upon presentation for transfer of any Depositary Receipts formerly representing Preference Units, the Depositary shall issue to the transferee a Depositary Receipt representing Common Units. Until exchanged for a Depositary Receipt representing Common Units, the Depositary shall treat all outstanding Depositary Receipts formerly representing Preference Units as Depositary Receipts representing Common Units in accordance with the terms of the Partnership Agreement.

(c) Depositary Receipts may be endorsed with, or have incorporated in the text thereof, such legends or recitals not inconsistent with the provisions hereof as may be required to comply with the provisions of this Agreement or the Partnership Agreement, any applicable law or regulation or the rules and regulations of any securities exchange upon which the Depositary Units are or may be listed or admitted to trading, to conform with any usage with respect thereto, to indicate any special limitation or restriction to which a Depositary Unit may be subject or for any other reason.

(d) Each Depositary Receipt shall be signed on behalf of the Depositary by the manual signature of a duly authorized employee of the Depositary, except that such signature may be a facsimile if a Registrar has been appointed and the Depositary Receipt is countersigned by the manual signature of a duly authorized employee of the Registrar. No Depositary Receipt shall be entitled to any benefits hereunder or shall be valid or obligatory for any purpose, unless it has been so signed or countersigned. Depositary Receipts bearing the facsimile signature of a Person who was at any time duly authorized to sign Depositary Receipts on behalf of the Depositary shall bind the Depositary, notwithstanding that such Person has ceased to be an employee prior to signature by the Registrar and delivery of such Depositary Receipts or was not an employee at the date of issuance of such Depositary Receipts or the execution hereof.


Section 3.4     Numbering and Registration.

(a)   Depositary Receipts issued by the Depositary shall be
numbered in such manner as the Depositary may from time to time select and the
Partnership may have approved.   Each Record Holder shall  be  registered  on
the books of the Depositary and any Registrar or Transfer Agent in a manner permitting identification, by Persons authorized to have access to the books, of all Record Holders, their Depositary Receipts and the number of Depositary Units evidenced thereby.

(b) The Depositary shall keep records to prepare accurately such lists as the Partnership may request from time to time lists of the Record Holders subject to any special limitations or restrictions by, or stop transfer order from, the Partnership and a list of the Record Holders of Depositary Receipts which are listed or admitted to trading on a securities exchange.

Section 3.5   Combinations and Split-ups. Upon surrender by a
Record Holder of a Depositary Receipt for split-up or combination of the Depositary Units evidenced thereby at the Depositary's Office, and subject to the terms and conditions hereof, the Depositary shall execute and deliver at such Office a new Depositary Receipt in authorized denominations evidencing the same aggregate number of Depositary Units as evidenced by the Depositary
Receipt surrendered.   Upon the written request of the Partnership,   the
Depositary shall execute and deliver new Depositary Receipts and shall take such other appropriate action as may be necessary if the outstanding Depositary Units shall be divided into a greater number of Depositary Units or shall be cancelled to be combined into a smaller number of Depositary Units.

Section 3.6     Lost   Depositary Receipts.  If any Depositary
Receipt is mutilated, destroyed, lost or stolen, the Depositary shall execute and deliver a new Depositary Receipt of like form and terms in exchange and substitution for the mutilated, destroyed, lost or stolen Depositary Receipt; provided that the Depositary shall require the Record Holder thereof to furnish to the Depositary and the Partnership, in a form and manner
satisfactory to the   Depositary,  proof of the mutilation, destruction, loss
or theft, and of his ownership thereof, and reasonable indemnification (including the posting of an indemnity bond for the benefit of the Depositary and the Partnership) satisfactory to the Depositary.

Section 3.7    Limitations on Execution and Delivery, Transfer,
Surrender and Exchange. As a condition precedent to the execution and delivery, transfer, split-up, combination, surrender or exchange of any
Depositary Unit or Depositary Receipt,  the	Depositary or any Transfer
Agent may require (a) payment of a sum sufficient for reimbursement of any tax or other governmental charge with respect thereto (including any such tax or charge with respect to Certificates or Depositary Units being deposited or withdrawn), (b) proof reasonably satisfactory to it as to the identity of any Person involved in such action and the genuineness of any signature or as to the due authorization of the action and (c) compliance with such regulations consistent herewith as the Depositary may reasonably establish.

Section 3.8  Cancellation and Return of  Surrendered Depositary
Receipts.   All Depositary Receipts surrendered to the Depositary shall be cancelled. The Depositary shall return to the Partnership cancelled Depositary Receipts and shall retain or return to the Partnership other instruments, documents and records in accordance with the policies and regulations of the Depositary, federal securities laws and rules and regulations of any securities exchange upon which the Depositary Units are or may be listed or admitted to trading.

Section.3.9     Supply of Depositary Receipts.     The Partnership
shall deliver to the Depositary from time to time such quantities of Depositary Receipts as the Depositary may request to enable the Depositary to perform its obligations hereunder.

Section 3.10   Filing Proofs, Certificates and  Other Information.
Any Person presenting a Certificate for deposit or any Record Holder may be required from time to time to execute such certificates, and to make such representations and warranties, as the Depositary or the Partnership may reasonably request in order carry out the purposes hereof. The Depositary may withhold the delivery, transfer or exchange of any Depositary Receipt or any distribution in respect thereof until such certificates are executed or such representations and warranties are made.

Section 3.11   Refusal of Deposit, Transfer, etc.

(a)   The  deposit  of  Certificates  and  the  delivery,
transfer, surrender or exchange of Depositary Receipts may be suspended, during any period when any register of Record Holders is closed, or if such action is deemed necessary or advisable by the Depositary or the Partnership at any time or from time to time because of any applicable law or regulation of any government or governmental body or commission, the rules and regulations of any securities exchange upon which the Depositary Units are or
may be listed or admitted to trading or any provision hereof.   Without
limitation of the foregoing, the Depositary shall not knowingly issue or deliver Depositary Receipts, if to the knowledge of the Depositary (i) such issuance or delivery is required to be registered under the Securities Act of 1933, as amended, or applicable securities laws of any state and (ii) such registration requirements have not been met.

(b)  The Partnership may give written instructions to the
Depositary to place an appropriate legend on any Depositary receipt pursuant to Section 3.3(c) hereof. The Partnership may deliver a stop transfer order to the Depositary in writing, specifying the name of the Record Holder and the
number of Depositary Units so restricted.    The Depositary may rely upon such
legend or stop transfer order until instructed in writing by the Partnership to remove such legend or to lift such stop transfer order.


Section 3.12   Registrar Transfer Agent.

(a) The Partnership shall, to the extent required by applicable law or regulation or the rules and regulations of any securities exchange on which the Depositary Units are listed or admitted for trading, appoint one or more Registrars and one or more Transfer Agents for the Depositary Receipts. The Depositary is hereby appointed as the sole Registrar and Transfer Agent.

A Registrar or Transfer Agent may be removed and a substitute appointed by the Partnership.

(b) The Depositary shall, at the request of the Partnership, arrange for such facilities for the delivery, transfer, surrender and exchange of the Depositary Receipts as may be required by any applicable law or regulation or the rules and regulations of any securities exchange upon which the Depositary Receipts are or may be listed or admitted to trading.
ARTICLE IV

TRANSFER OF RECEIPTS

Section 4.1    Transferability.    Depositary Units are investment
securities and are transferable in accordance with the laws governing transfers of investment securities. In addition to the other rights acquired upon transfer, a transferee who properly executes and delivers a Transfer
Application   pursuant  to Section 4.2 hereof receives the right to request admission as a Limited Partner in respect of the transferred Depositary Units. A transferee who does not properly execute and deliver a Transfer Application receives only (a) the right to transfer such Depositary Units to another transferee and (b) the right to transfer the right to request admission as a Limited Partner to such other transferee in respect of the transferred Depositary Units. Whether or not a transferee executes a Transfer Application, the transferee, by acceptance of a Depositary Receipt evidencing the Depositary Units, is deemed to become a party to this Agreement, thereby assenting to all of its provisions, to be bound by the
terms and conditions of this  Agreement  and  the  Depositary  Receipt.    A
transferor of Depositary Units has a duty to provide his transferee all information necessary to obtain recordation of the transfer of the Depositary Units, but a transferee agrees by acceptance of a Depositary Receipt evidencing such Depositary Units, that his transferor has no duty to cause the execution and delivery of a Transfer Application by the transferee and has no liability or responsibility if the transferee neglects
or chooses not to execute and deliver a Transfer Application.   It  is a
condition of the Depositary Receipt, and every successive holder thereof by acceptance of a Depositary Receipt consents and agrees, that, until a Depositary Unit has been transferred on the books of the Depositary or a Transfer Agent pursuant to Section 4.2 hereof, the Depositary, any Transfer Agent and the Partnership, notwithstanding any notice to the contrary or any notation or other writing on the Depositary Receipt, may treat the Record Holder at such time as the absolute owner of the Depositary Unit for all purposes.

		Section 4.2 Registration of Transfer. Subject to the terms and conditions hereof, the Depositary shall transfer Depositary Units on its books, from time to time, upon surrender of the Depositary Receipt evidencing such Depositary Units by the Record Holder, in person or by duly authorized attorney, to the Depositary. Any Depositary Receipt so surrendered for transfer shall be properly endorsed or accompanied by a properly executed instrument of transfer and accompanied by a properly executed Transfer
Application.   Thereupon the Depositary shall issue or cause to be issued a new Depositary Receipt evidencing the same aggregate number of Depositary
Units as evidenced by the Depositary Receipt surrendered and shall deliver the new Depositary Receipt to or upon the order of the Person entitled thereto.
The Depositary shall not register the transfer of Depositary Units unless the transferee has delivered a properly executed Transfer Application.

Section 4.3     Status  of  Record Holder.    The  Record Holder
of a Depositary Unit, unless and until admitted as a Limited Partner pursuant to the Partnership Agreement, has in respect of each Depositary Unit so1ely the rights and obligations appurtenant to a Partnership Unit to share in the allocations and distributions, including liquidating distributions, of the Partnership and (b) otherwise subject to the limitations under the Delaware Act on the rights of an assignee who has not become an additional limited
partner.   The rights of each Record Holder whether or not admitted as a
Limited Partner are subject to and shall be governed by the Partnership
Agreement.

Section 4.4 Filing Notice of Transfers with Managing General Partner. The Depositary shall prepare, as of the close of business on the last Business Day of each month, a list or other appropriate evidence, in such form as may be requested by the Managing General Partner, setting forth transfers of Depositary Units registered by all Transfer Agents since the last Business Day of the preceding month and the Business Day on which each Limited Partner was
admitted to the Partnership during such period.   As promptly as practicable
after the last Business Day of each month, the Depositary shall submit such transfer record to the Managing General Partner.

ARTICLE V

WITHDRAWAL OF UNITS

Section 5.1     Withdrawal of Depositary Units.

(a)   A Record Holder may not withdraw Partnership Units from
deposit unless he is a Limited Partner. Subject to the terms and conditions of this Agreement and the Partnership Agreement, at the written request of a Limited Partner for withdrawal of Partnership Units from deposit hereunder, and upon surrender to the Depositary at its Office of Depositary Receipts evidencing a number of Depositary Units at least equal to the number of Partnership Units to be withdrawn, accompanied by proof satisfactory to the Depositary and the Partnership that the Person surrendering such Depositary Receipts is the Record Holder thereof or a Person duly authorized to act for such Record Holder, the Depositary shall deliver a Certificate evidencing an appropriate number of Partnership Units to and in the name of the Record Holder or shall forward it to such place as may be specified by the Record
Holder, at the risk and expense of the Record Holder.   In satisfying its
obligation to deliver  a  Certificate,  subject  to  Sections 3.7 and 3.11,
Article VI and the other terms and conditions hereof, (i) if the Depositary has on deposit a Certificate in the appropriate denomination in the name of such Record Holder the Depositary shall deliver such Certificate to such Record Holder, and (ii) if the Depositary has no such Certificate on deposit, the Depositary shall surrender to the Partnership a Certificate or Certificates representing an adequate number of Partnership Units and shall request the Partnership to issue and deliver at the Depositarys Office and the Partnership hereby agrees to so issue and deliver (A) a Certificate in the appropriate denomination in the name of the Record Holder and (B) if necessary, a Certificate in the appropriate denomination in the name of the Depositary, representing the difference between the denomination of the Certificate surrendered to the Partnership and the denomination of the Certificate issued in the name of the Record Holder pursuant to clause (A). The Depositary shall give notice of any withdrawal pursuant to this Section
5.1 to the Partnership, any Registrar or Transfer Agent other than the Depositary and any securities exchange upon which the Depositary Units are or may be listed or admitted to trading.

(b) The Depositary may require that a Depositary Receipt surrendered pursuant to Section 5.l(a) hereof be properly endorsed in blank or accompanied by a properly executed instrument of transfer in blank, and that the Record Holder execute and deliver to the Depositary a written order directing the Depositary to cause the Certificate evidencing the Partnership Units being withdrawn to be delivered to or upon the written order of such Record Holder.

Section 5.2  Redeposit.

		(a) Partnership Units withdrawn from deposit may be redeposited pursuant to the terms hereof. Redeposit of Certificates evidencing Partnership Units that have been withdrawn shall be subject to receipt by the Depositary of 60 days' prior written notice and to such other conditions as may be prescribed in the Partnership Agreement, except that the Partnership and its Affiliates need not give any notice of redeposit. The Depositary shall promptly notify the Partnership of any redeposit of Certificates.

(b)   Upon   each  delivery  to   the   Depositary   of   a Certificate to be
redeposited, the Depositary shall (i) as soon as transfer  and  recordation
can  be  accomplished,   present  such Certificate to the Partnership for
transfer and recordation of the Partnership Units being deposited in the name of the Depositary, and (ii) issue and deliver, to or upon the order of the Persons designated by the Person redepositing, a Depositary Receipt registered in the name and representing a number of Depositary Units equal to the number of Partnership Units evidenced by the redeposited Certificate.








ARTICLE VI

RESIGNATION; REMOVAL; AMENDMENT; TERMINATION

Section 6.1    Resignation and Removal of Depositary Appointment
of Successor Depositary.   (a)  The Depositary may at any time resign as
Depositary hereunder by written notice delivered to the Partnership.   Such
resignation shall be effective upon the appointment of a successor depositary and its acceptance of such appointment as hereinafter provided.

(b)   The  Depositary  may  at  any  time  be  removed  as
depositary hereunder by the Partnership by written notice delivered to the
Depositary.    Such removal shall be effective upon the appointment of a
successor depositary and its acceptance of such appointment as hereinafter provided.

(c) If the Depositary resigns or is removed, the Partnership shall, within 30 days after the delivery of the notice of resignation or removal, as the case may be, appoint a successor depositary, which shall be a bank or trust company having a combined capital and surplus of at least $50,000,000. If within 30 days after the delivery of such notice of resignation no successor depositary has been appointed, the Managing General Partner shall act as the depositary until the Partnership appoints a successor depositary. Any successor depositary shall execute and deliver to its predecessor and the Partnership an instrument in writing accepting its appointment, and thereupon such successor depositary, without any further act or deed, shall become fully vested with all the rights, powers, duties and obligations of its predecessor. The predecessor, upon payment of all sums due it and upon the written request of the Partnership, shall execute and deliver an instrument transferring to the successor depositary all of its rights and powers hereunder, shall duly transfer all Certificates on deposit to the successor depositary and shall deliver to the successor depositary a list of all Record Holders. Any successor depositary shall promptly mail notice of its appointment to all Record Holders.

(d) Any corporation into or with which the Depositary may be merged or consolidated shall be the successor of the Depositary without the execution or filing of any document or any further act.

Section 6.2   Amendment.

(a)  Any provision  hereof,   including  the  form  of Depositary
Receipt and the Transfer Application, may at any time and  from  time  to time  be  amended  by  agreement  between  the Partnership and the Depositary
in any respect deemed necessary or desirable  by them.   A Record Holder at
the time any amendment hereof becomes effective shall be deemed, by continuing to hold Depositary Units, to consent to the amendment and to agree to be bound by this Agreement as amended thereby.

(b) The Depositary shall give notice of any material amendment hereof to any securities exchange upon which the Depositary Units are or may be listed or admitted to trading, or in the absence of such listing by publication in a newspaper of general circulation in the Borough of Manhattan, New York, and shall also give notice thereof in writing to all Record Holders. In the reasonable discretion of the Depositary and with the approval of the Partnership, the text or substance of any amendment may be incorporated into the Depositary Receipts issued after adoption.

(c) No amendment hereof shall impair the right of a Limited
Partner to withdraw any or all of his Partnership Units pursuant to Section
5.1 hereof. Notwithstanding anything herein to the contrary, no amendment hereto shall override or supersede the terms and provisions of the Partnership Agreement.


Section 6.3     Termination

 (a) Whenever directed by the Partnership, the Depositary shall terminate this Agreement by mailing notice of termination to the Record Holders at least 30 days before the date fixed in such notice for termination.

(b) Upon termination hereof, the Depositary shall discontinue the transfer of Depositary Units, shall suspend the distribution of reports, notices and disbursements to Record Holders and shall not give any further notices (other than notice of such termination) or perform any further acts hereunder, except that the Depositary shall continue to deliver Certificates, together with any distributions received with respect thereto, pursuant to
Section 5.1 hereof.   Upon request of the Partnership, the Depositary shall
deliver all books, records, Certificates, Depositary Receipts and other documents respecting the subject matter hereof to the Partnership.

(c) Upon termination hereof, the Partnership and the Record
Holders shall be discharged from all obligations hereunder, except for the obligations of the Partnership pursuant to Article VII and Section 10.5 hereof.


ARTICLE VII

CHARGES;  FEES;  EXPENSES

		Section 7.1     	In General.     The charges, fees or
reimbursements for services provided hereunder should be determined by mutual agreement of the Depositary and the Partnership.

Section 7.2 	Responsibility for Expense Charges.  The
Partnership shall pay all charges, fees and reimbursements of the Depositary as set forth on Annex I, other than those expressly provided herein to be paid by other Persons, or as otherwise agreed in writing from time to time between the Depositary and the Partnership.

Section 7.3 Governmental Charges. If any tax or other governmental charge becomes payable with respect to a Certificate, Partnership Unit, Depositary Unit or Depositary Receipt, or with respect to the deposit, transfer or withdrawal of any of the foregoing, such tax or governmental charge shall be payable by the holder of such Certificate, Partnership Unit, Depositary Unit or Depositary Receipt or by the transferee in the case of a transfer. Transfer of Depositary Units or withdrawal of Partnership Units may be refused until such payment is made, and any cash or other distribution may be withheld and applied to payment of such tax or other governmental charge, with such holder or transferee to remain liable for any deficiency.

Section 7.4    	Special Charges.  If at the request of the
holder or transferee of a Certificate, Partnership Unit, Depositary Unit or Depositary Receipt, any delivery or communication from the Depositary is made by telegram, telex, telefacs or similar telecommunication mode, or if the Depositary incurs any charge or expense for which it or the Partnership is not otherwise liable hereunder, such holder or transferee shall be liable for such charge or expense.

Section 7.5 Notice Requirement. The Depositary shall give notice of the imposition of any charge or fee or increase thereof, other than the charges described in Sections 7.3 and 7.4 hereof, upon holders or transferees of Certificates, Partnership Units, Depositary Units or Depositary Receipts, or any charge therein, to any securities exchange upon which the Depositary Units are or may be listed or admitted to trading, or in the absence of such listing by publication in a newspaper of general circulation in the Borough of Manhattan, New York, and shall also give notice thereof in writing to all Record Holders. The imposition of or any increase in any such charge or fee shall not become effective until 90 days after the date of such notice.


ARTICLE VIII

DUTIES OF DEPOSITARY

Section 8.1   	Reports.   (a) The Depositary shall make
available for Inspection by Record Holders at its office during normal business hours (and shall, upon the request of the Partnership and as required by applicable law or the rules and regulations of the Securities and Exchange Commission, furnish to the Securities and Exchange Commission) any report, financial statement or communication of or from the Partnership that is both received by the Depositary in its capacity as depositary and made generally available to Limited Partners or Record Holders.

(b)   The Depositary shall keep all records required to be kept
and, upon the request and at the expense of the Partnership, shall promptly furnish to or file with the Securities and Exchange Commission all materials or reports required by applicable law or the rules and regulations of the Securities and Exchange Commission to be filed or provided thereto under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, by virtue of the Depositary's agreement to act as depositary, Registrar and Transfer Agent hereunder. A copy of any material or report filed with the Securities and Exchange commission shall be mailed to the
Partnership at least two Business Days prior to its filing.    To the extent
that such material or report requires information from the Partnership, such information shall be furnished to the Depositary by the Partnership in sufficient quantity and a sufficient time in advance of the date on which the material or report is required to be filed to enable the Depositary to comply with the filing requirement.

Section 8.2    	Lists of Record Holders. As promptly as
practicable upon request by the Partnership, the Depositary shall furnish to the Partnerships list of the names and addresses of all Record holders and the number of Depositary Units held by them, as of the date requested by the Partnership. A Record Holder shall have the right, upon notifying the Depositary of a proper purpose related to his interest in the Partnership, to have furnished to him at such Record Holders expense a list of the names and addresses of all Record Ho1ders and the number of Depositary Units held by them, as of the date requested.

Section 8.3 	Maintenance of Offices, Agencies and
Transfer Books.

a) The Depositary shall maintain at its office and at any other office as may be required by any securities exchange upon which the Depositary Units are or may be listed or admitted to trading, facilities for the execution and delivery, transfer, surrender and exchange of Depositary Units and Depositary Receipts.


(b) The Depositary shall keep books at its Office for the registration of transfer of Depositary Units. Such books shall be open at all reasonable times for inspection by Record Holders; provided that such inspection shall not be for the purpose of communicating with Record Holders in the interest of a business or object other than the business of the Partnership or a matter related to this Agreement or the Receipts.

Section 8.4 Other Obligations. In performing the services set forth herein, the Depositary shall comply with any additional requirements that may be imposed by virtue of its being deemed a transfer agent for Depositary Units or Depositary Receipts by any securities exchange upon which the Depositary Units are or may be listed or admitted to trading.

Section 8.5 Depositarys Agents. The Depositary may from time to time, with the prior written consent of the Partnership, appoint agents, which may include a General Partner, the Partnership and its Affiliates, for the purposes hereof and may vary or terminate the appointment of such agents.

ARTICLE IX

INFORMATION; DISTRIBUTIONS; VOTING RIGHTS

Section 9.1    Duty to Furnish and Transmit Certain Information.
The Managing General Partner may be required by the Partnership Agreement to
furnish to Record Holders certain reports and notices.   If the Partnership
elects to have the Depositary deliver any such reports or notices, the Managing General Partner shall furnish to the Depositary a sufficient quantity
of each such report or notice for transmittal to the Record Holders.   Upon
receipt of any such report or notice from the Managing General Partner, the Depositary shall mail such report or notice within five Business Days to the Record Holders as of the close of business on the last Business Day of the month preceding the month in which such report or notice is received by the Depositary, or as of such other date as may be specified in such notice by the Managing General Partner.


		Section 9.2		Distributions.

 (a) To facilitate cash or other distributions made by the
Partnership to Limited Partners, the Depositary shall, at the Managing General
Partners  request,  furnish  or  cause  to  be furnished   to  the  Managing
General Partner as promptly as practicable a list of the Record Holders and the number of Depositary units held by each of them, as recorded on the books of the Depositary as of the close of business on the last Business Day of the month preceding the month in which such request is made, or as of such other date as may be specified in such notice by the Managing General Partner.


(b)  The Managing  General  Partner  may  request  the Depositary to act as paying agent with respect to cash or other distribution made by the
Partnership.   A request to serve in such capacity shall be made by the
Managing General Partner by giving notice of a proposed distribution to Limited Partners, and a calculation of the amount of the proposed distribution to be allocated to each Partnership Unit to the Depositary at least ten days before the distribution is to be made. If cash is to be distributed, the Managing General Partner, on behalf of the Partnership, shall deposit with the Depositary, before the date on which the distribution is to be made funds
sufficient to pay the distribution.   The Depositary sha11 calculate the
amount of the distribution to which each Record Holder is entitled based upon the number of Depositary Units registered in his name. On the date set by the Partnership for the distribution, the Depositary shall distribute the funds received from the Managing General Partner to the Record Holders as of the Record Date. Such distributions shall be made to the Record Holders as of the Record Date, notwithstanding the length of time any such Record Holder has held any Depositary Unit.

(c) The Partnership may appoint a co-paying agent, including, without limitation, a General Partner or an Affiliate of the Partnership, for purposes of this Section 9.2.

Section 9.3    	Voting.  Upon receipt from the Partnership of
notice of any meeting of which Limited Partners are entitled to vote or of which they are entitled to notice, the Depositary shall, at the request and expense of the Partnership, mail to each Record Holder as of the Record Date
specified in the notice of the meeting a copy of such notice.   The
Partnership shall furnish sufficient copies of such notice to accomplish the foregoing. The right of a Limited Partner to vote on any matter concerning the Partnership shall be governed solely by the terms of the Partnership Agreement applicable law.








ARTICLE X

STATUS AND OTHER ACTIVITIES OF DEPOSITARY; FORCE MAJEURE; IMMUNITIES; INDEMNIFICATION

Section 10.1    Depositary Not a Trustee, Issuer etc.  The
Depositary shall not be deemed a trustee and nothing in this Agreement shall be deemed to give rise to any fiduciary obligations of the Depositary with respect to any Limited Partner or Record Ho1der. The Depositary shall not have any legal or equitable title to the Partnership Units deposited hereunder. The Depositary shall have no right or power to sell, invest in, pledge, mortgage or borrow against any Partnership Units deposited hereunder (except for a possessory lien that may be imposed by the Depositary upon books, records, documents or other properties for nonpayment of fees or
expenses hereunder).   The Depositary shall not have any right by  virtue
hereof to vote in meetings of, to receive distributions from (except as provided in Section 9.2(b) hereof) or to have any interest in the Partnership. The Depositary sha11 not be liable for assessments by the Partnership. The Depositary shall not be deemed to be an "issuer" of securities, including Partnership Units and Depositary Units, under the federal securities laws or applicable state securities laws, and the parties hereto expressly agree hereby that the Depositary is acting hereunder only in a ministerial capacity as depositary for the Partnership Units.

Section 10.2   	Other Activities of Depositary.    The
Depositary may own and deal in, and may act as registrar or transfer agent for, any class of Securities of the Managing General Partner, its Affiliates or the Partnership, including the Certificates, Partnership Units, Depositary Units and Depositary Receipts.

Section 10.3   	Force Majeure.  The Depositary, nor either of
the General Partners (or the General Partner's partners or officers) nor the Partnership shall incur any liability to any holder of a Partnership Unit, Certificate, Depositary Unit or Depositary Receipt if, by reason of any present or future law or regulation thereunder of the federal government or any other governmental authority (or, in the case of the Depositary by reason of any provision, present or future, of the Partnership Agreement), or by reason of any act of God, war or other circumstance beyond its control, the Depositary, either of the General Partners (or the General Partner's partners or officers) or the Partnership is prevented or forbidden from doing or performing any act or thing required by the terms hereof to be done or performed; nor shall the Depositary, either of the General Partners (or the General Partners partners or officers) or the  Partnership  incur  any liability  to  any  holder  of  a  Partnership
Unit,  Certificate, Depositary   Unit   or   Depositary   Receipt   by
reason   of   any nonperformance or delay caused as aforesaid in the
performance of any act or thing required by the terms hereof to be done or performed, or by reason of any exercise of, or failure to exercise, any discretion provided for herein.

Section 10.4   Immunities.   (a) Neither the Depositary, nor  the
General Partners (or the partners or officers of the General Partners) nor the Partnership assumes hereby any obligation or shall be subject to any liability hereunder to any holder of a Partnership Unit, Certificate, Depositary Unit or Depositary Receipt other than to perform its duties as are expressly set forth herein without negligence, bad faith or intentional misconduct.

(b) Neither the Depositary, nor the General Partners (or the partners or officers of the General Partners) nor the Partnership shall be under any obligation to appear in, prosecute or defend any action, suit or other proceeding in respect of the Partnership Unit, Certificate, Depositary Units or Depositary Receipts that in its opinion may involve expense or liability, unless indemnity, in addition to that provided to the Depositary pursuant to Section 10.5 hereof, satisfactory to it against such expense and liability has been furnished.

(c)   Neither the Depositary, nor the General Partners (or the
partners or officers of the General Partners) nor the Partnership shall be liable for any action or inaction by it in reasonable reliance upon the advice of or information from legal counsel, accountants, any Depositor, any holder of a Partnership Unit, Certificate, Depositary Unit or Depositary Receipt or any other Person reasonably believed by it to be competent to give
such advice or information.   The Depositary, the General Partners (or the
partners or officers of the Managing General Partner) and the Partnership may rely and shall be protected in acting upon any written notice, request, direction or other document reasonably believed by them to be genuine and to have been signed or presented by the proper Person.

(d) The Depositary (its officers, directors, employees or agents) makes no representation and shall have no responsibility as to the validity of the Partnership Units, the Partnership Agreement, the Certificates, any registration statement filed under the Securities Act of 1933, as amended, related to such Partnership Units or the Depositary Units or any instruments referred to herein or therein, or as to the correctness of any statement made herein or therein; provided that the Depositary shall be responsible for (i) its representations in this Agreement and (ii) the validity of any action taken or required to be taken by the Depositary in Connection herewith.

Section 10.5   Indemnification of Depositary.     The Partnership
shall indemnify the Depositary against, and hold the Depositary harmless from all claims, liabilities, losses, damages, judgments, fines, settlements, costs and expenses (including legal costs and expenses relating thereto, including reasonable attorneys fees) incurred by it in connection with the exercise or performance of any of its powers or duties hereunder.
The Depositary shall notify the Partnership promptly of any claim for which it may seek indemnity. The Partnership need not pay for any settlement made without its written consent or as to which prompt notice of a claim for indemnity has not been received; provided that the Partnership has been
prejudiced by the failure to deliver prompt notice of a claim.   The
Partnership need not reimburse any expense or indemnify against any loss or liability, incurred by the Depositary through the Depositary's negligence, bad faith or intentional misconduct.




Section 10.6 Certain Rights of Depositary. Subject to the provisions of Section 10.5.

(a) The Depositary may rely and shall be protected in acting or refraining from acting upon any resolution, certificate statement, instrument, report, notice, request, direction, consent, order or other paper or document believed by it to be genuine and to have been signed or presented by the proper party or parties;

	(b) whenever in the administration of this Agreement the Depositary shall reasonably deem it desirable that a matter be proved or established prior to taking, suffering or omitting any action Hereunder, the Depositary (unless other evidence be herein specifically prescribed) may, in the absence of bad faith on its part, rely upon a certificate from the Managing General Partner.

	c) the Depositary may consult with counsel and the written advice of such counsel or any opinion of counsel to the Depositary shall be full and complete authorization and protection in respect of any action taken, suffered or omitted by it hereunder in good faith and in reliance thereon,

Section 10.7   Tax Matters.   Except as required by law, the
Depositary shall have no duty, obligation or liability with respect to (a) the allocation of tax benefits or liabilities related to the Partnership, the General Partners, the Limited Partners or any Record Holder who has not become a Limited Partner or (b) any income or other tax reporting obligations imposed upon the Partnership, the General Partners any Limited Partner or any Record Holder by the Internal Revenue Service or any other federal, state or local taxing authority.



ARTICLE XI

GENERAL PROVISIONS

Section 11.1   Counterparts.    This  Agreement  may  be executed
in any number of counterparts, each of which shall be deemed an original and all of which shall constitute one and the same instrument. Copies hereof shall be filed with the Depositary and shall be open to inspection during business hours at the Depositorys Office by any Record Holder.

Section 11.2   Exclusive Benefit of Parties.     This Agreement is
for the exclusive benefit of the parties hereto and their respective successors and assigns and shall not be deemed to give any legal or equitable right, remedy or claim to any other person.

Section 11.3   Invalidity of Provisions.      If any provision  of
this Agreement or the Depositary Receipts is or becomes invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein or therein shall not be affected thereby.

Section 11.4   Notices.   (a) Any notice to be given to the
parties hereto sha11 be deemed to have been duly given if personally delivered, sent by registered mail, or sent by telegram or telex confirmed by letter, addressed to the party in the manner and at the address specified in Article I of this Agreement, or at such address as the party has specified in a notice given in accordance with this Section 11.4.

(b) Any notice to be given to any Record Holder shall be deemed to have been duly given if personally delivered or sent by mail, or, by telegram or telex confirmed by letter, addressed to him at his address as it appears on the books of the Depositary, or if he has filed with the Depositary a written request that notices intended for him be mailed to some other address, at the address designated in such request.

(c) Delivery of a notice sent by mail or by telegraph or telex shall be deemed to be effected at the time when a duly addressed letter containing the same (or a confirmation thereof in the case of a telegram or telex) is deposited, postage prepaid, in a post office letter box. The Depositary and the Partnership may, however, act upon any telegram or telex received by them from any the parties hereto.

Section 11.5   Holders to be Parties.   The holders from time to
time of Depositary Units and Depositary Receipts shall be parties hereto and shall be bound by all of the terms and conditions of this Agreement and the Depositary Receipts by acceptance thereof.

Section 11.6   Pronouns and  Plurals.     Whenever  the context
may, require, any pronoun used herein shall include the corresponding masculine, feminine or neuter forms, and the singular nouns, pronouns and verbs shall include the plural and vice versa.

Section 11.7 Applicable Laws. This Agreement, and the rights, duties, obligations and immunities of the Depositary hereunder or in respect of the Depositary Receipts, shall be governed by and construed in accordance with the laws of the State of New York.

Section 11.8   Captions.   The headings of articles and sections
of this Agreement and in the form of Depositary Receipt set forth as Exhibit A hereto have been inserted for convenience only and shall not be regarded as a part of this Agreement or the Depositary Receipt or to have any bearing upon the meaning or interpretation of any provision contained in this Agreement or the Depositary Receipt.

Section 11.9    Partnership Assets.    Liability  for the
obligations of the Partnership hereunder shall be without recourse to the assets of the General Partners (or the partners or officers of the Managing General Partner) other than their partnership interest in the Partnership, whether or not distributed.


Section 11.10 Further Action. The parties shall execute and deliver all documents, provide all information and take or refrain from taking all action as may be necessary or advisable in the opinion of the Partnership and the Depositary to achieve the purposes hereof.

Section 11.11 Binding Effect. Subject to the provisions hereof, each and all of the covenants, terms, provisions and agreements herein contained shall be binding upon and shall inure to the benefit of the successors and assigns of the parties hereto.

Section 11.12 Waiver. No failure by any party to insist upon the strict performance of any covenant, duty, agreement or condition hereof or to exercise any right or remedy consequent upon a breach thereof shall constitute a waiver of any such breach or any other covenant, duty, agreement or condition.

*      *       *		*	*	*	*	*	*


IN WITNESS WHEREOF, the Partnership, the Depositary and the Managing General Partner, for itself and as attorney-in-fact of the holders of Depositary Units and Depositary Receipts, have duly executed this Agreement as of the day and year first above set forth.

HUNTWAY PARTNERS, L. P.

Huntway Managing Partner, L.P., General
Partner

By:	REPRISE HOLDINGS, INC., General Partner


		BY:
		Samuel M. Mencoff, President


THE FIRST NATIONAL BANK OF BOSTON

BY:
Authorized Signatory

HOLDERS OF DEPOSTTARY UNTTS AND DEPOSITARY
RECEIPTS

By:	Huntway Managing Partner, L.P. as
attorney-in-fact

By:	REPRISE HOLDINGS, INC., General Partner

By:

							Samuel M. Mencoff, President