Form 10-Q
period 1998-03-28
HUNTWAY PARTNERS L P
filed 1998-05-14
CIK 840335

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1998
Commission File Number 1-10091

HUNTWAY PARTNERS, L.P.
(Exact Name of Registrant as Specified in its Charter)


Delaware                                  36-3601653
(State or Other Jurisdiction of           (I.R.S. Employer
 Incorporation or Organization)            Identification No.)


25129 The Old Road, Suite 322
Newhall, California 91381
(Address of Principal Executive Offices)
(Zip Code)


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



QUARTERLY REPORT ON FORM 10-Q

HUNTWAY PARTNERS, L.P.

For the Quarter Ended March 31, 1998

INDEX


Part I.  Financial Information							                          Page

Condensed Consolidated Balance Sheets as
	of March 31, 1998 and December 31, 1997                        	3

Condensed Consolidated Statements of
 Operations for the Three Months
	Ended March 31, 1998 and 1997                                  	4

Condensed Consolidated Statement of
 Partners' Capital for the Three Months
 Ended March 31, 1998                                           	4

Condensed Consolidated Statements of Cash
 Flows for the Three Months Ended
 March 31, 1998 and 1997                                        	5

Notes to Condensed Consolidated
 Financial Statements                                           	6

Management's Discussion and Analysis
 of Results of Operations and
	Financial Condition                                            	8


Part II.  Other Information	                                    14


HUNTWAY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

			                               March 31,		            December 31,
			                                 1998	                    1997
		                               (Unaudited)		             (Audited)
CURRENT ASSETS:

  Cash 			                        $4,928,000 			           $9,406,000
  Accounts Receivable 		           3,088,000 			            4,066,000
  Inventories                      6,990,000 			            4,112,000
  Prepaid Expenses               			 617,000 			              587,000
     Total Current Assets     			 15,623,000 			           18,171,000


PROPERTY - Net			                 59,680,000 		            59,346,000

OTHER ASSETS 		                    1,162,000 		             1,025,000

GOODWILL 			                       1,687,000 			            1,701,000

TOTAL ASSETS 			                 $78,152,000 			          $80,243,000


CURRENT LIABILITIES:

  Accounts  Payable 			           $5,056,000 			           $6,730,000
  Current Portion of
   Long-Term Obligations			        1,157,000 			            1,449,000
   Accrued Interest              			 930,000 			              571,000
   Other Accrued Liabilities     			 852,000 			            1,046,000
   Total Current Liabilities   			 7,995,000 			            9,796,000


LONG-TERM OBLIGATIONS			          36,916,000 			           36,668,000


PARTNERS' CAPITAL:

   General Partners              			 332,000 			              338,000
   Limited Partners           			 32,909,000 			           33,441,000
   Total Partners' Capital			     33,241,000 			           33,779,000

TOTAL LIABILITIES AND
	PARTNERS' CAPITAL 		            $78,152,000 			          $80,243,000




HUNTWAY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			                                    Three Months		   Three Months
			                                       Ended		          Ended
			                                      March 31,		      March 31,
			                                        1998		           1997
			                                     (Unaudited)		    (Unaudited)

SALES			                               $12,553,000 		    $19,065,000

COSTS AND EXPENSES:
 Material and Processing Costs      			 10,804,000 		     16,137,000
 Selling and Administration Expenses   			 976,000 		      1,189,000
 Interest Expense                      			 832,000 		        873,000
	Depreciation and Amortization			          607,000 		        520,000


Total Costs and Expenses			             13,219,000 		     18,719,000

NET INCOME (LOSS)			                     $(666,000)		       $346,000

NET INCOME (LOSS) PER BASIC UNIT        			 $(0.05)		          $0.01

NET INCOME (LOSS) PER DILUTED UNIT      			 $(0.05)		          $0.01


BASIC LIMITED PARTNER
EQUIVALENT UNITS OUTSTANDING			         14,731,000 		     25,599,000

DILUTED LIMITED PARTNER
EQUIVALENT UNITS OUTSTANDING			         14,731,000 		     28,073,000


HUNTWAY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

											                  General			        Limited
					                        Partners			       Partners		     Totals
Balance at January 1, 1998			$338,000 	     $33,441,000 			 $33,779,000
Earned Portion of
 Option Awards					             1,000 	         127,000 			     128,000
Net Income for the Three
 Months Ended March 31, 1998			(7,000)     			 (659,000)			    (666,000)

Balance at March 31, 1998				$332,000 	     $32,909,000 			 $33,241,000



HUNTWAY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

		                                            Three		             Three
		                                        Months Ended		      Months Ended
		                                          March 31,		         March 31,
		                                            1998		              1997
 		                                        (Unaudited)		        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income/(Loss)                       		 $(666,000)		          $346,000
  Adjustments to Reconcile Net Income
  (Loss)to Net Cash Provided by
  Operating Activities:

  Interest Expense Paid by the Issuance
  of Notes		                                   248,000 		                 -
  Depreciation and Amortization             		 607,000 		           520,000
  Changes in Operating Assets and Liabilities:
	   Decrease in Accounts Receivable		          978,000 	            243,000
    Increase in Inventories              		 (2,804,000)		        (4,999,000)
    Increase in Prepaid Expenses            		 (30,000)		          (181,000)
    Increase (decrease) in Accounts Payable	(1,674,000)        		 1,889,000
    Increase in Accrued Liabilities         		 165,000 	            626,000

NET CASH USED BY OPERATING ACTIVITIES		     (3,176,000)		        (1,556,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to Property		                   (844,000)         		 (549,000)
    Additions to Other Assets		               (166,000)		            10,000

NET CASH USED BY INVESTING ACTIVITIES		     (1,010,000)		          (539,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of Long-term Obligations		      (292,000)		          (100,000)

NET CASH USED  BY FINANCING ACTIVITIES 		     (292,000)		          (100,000)

NET (DECREASE) IN CASH		                    (4,478,000)		        (2,195,000)

CASH BALANCE - BEGINNING OF PERIOD		         9,406,000 		         5,287,000

CASH BALANCE - END OF PERIOD		              $4,928,000 		        $3,092,000

INTEREST PAID  IN CASH DURING THE PERIOD		    $473,000 	           $554,000



HUNTWAY PARTNERS, L.P. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	The accompanying condensed consolidated financial statements of Huntway Partners, L.P. and subsidiary as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such financial statements in accordance with generally accepted accounting principles. The results of operations for an interim period are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Partnerships annual report for the year ended December 31, 1997.

Crude oil and finished product inventories are stated at cost determined by the last-in, first-out method, which is not in excess of market. For the first three months of 1998 and 1997, the effect of LIFO was to decrease the net loss by $1,028,000 and increase net income by $1,154,000, respectively.

Inventories at March 31, 1998 and December 31, 1997 were as follows:


		                                 1998		              1997
Finished Products		             $3,963,000 		       $2,480,000
Crude Oil and Supplies		         3,027,000 		        2,660,000
		                               6,990,000 		        5,140,000
Less LIFO Reserve		                      - 		       (1,028,000)

Total		                         $6,990,000 		       $4,112,000


2.  CONTINGENCIES

The Partnership's business is the refining of crude oil into liquid asphalt and other light-end products which is subject to various environmental laws and regulations. Adherence to these environmental laws and regulations creates the opportunity for unknown costs and loss contingencies to arise in the future. Unknown costs and loss contingencies could also occur due to the nature of the Partnerships business. The Partnership is not aware of any costs or loss contingencies relating to environmental laws and regulations that have not been recorded in its financial statements. However, future environmental costs cannot be reasonably estimated due to unknown factors. Although environmental costs may have a significant impact on results of operations for any single period, the partnership believes that such costs will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership.

The Partnership is party to a number of lawsuits and other proceedings arising out of the ordinary course of its business. While the results of such lawsuits and proceedings cannot be predicted with certainty, management does not expect that the ultimate liability, if any, will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	The following discussion should be read in conjunction with the financial statements included elsewhere in this report. All per unit amounts are diluted.

Results of Operations

	Huntway is principally engaged in the processing and sale of liquid paving and roofing asphalt products, as well as the production of other refined petroleum feedstocks and products such as gas oil, naphtha, kerosene distillate and heavy reside (bunker) fuel.

	Huntway's ability to generate income depends principally upon the margins between the prices for its refined petroleum products and the cost of crude oil, as well as upon demand for liquid asphalt, which affects both price and sales volume.

	Historically, refined petroleum product prices (including prices for liquid paving and roofing asphalt products, although to a lesser degree than Huntways other refined petroleum products) generally fluctuate with crude oil price levels. Accordingly, there has not been a relationship between total revenues and income due to the volatile commodity character of crude oil prices.

	Accordingly, management believes that income before interest, depreciation and amortization provides the most meaningful basis for comparing historical results of operations discussed below. Earnings before interest, depreciation and amortization is not a measuring criteria under generally accepted accounting principles and should not be viewed as superior to or an isolation from net income.

	A number of uncertainties exist that may affect Huntways future operations including the possibility of increases in crude costs that may not be able to be passed on to customers in the form of higher prices. Additionally, crude costs could rise to such an extent that Huntway may not have sufficient letter of credit availability to purchase all the crude it needs to sustain operations to capacity, especially during the summer season. If this occurred, Huntway would be forced to reduce crude purchases, which could adversely impact results of operations. The Partnerships primary product is liquid asphalt. Most of Huntways competitors produce products using liquid asphalt (including residual bunker fuel) as a by-product and are of much greater size and have much larger financial resources than the Partnership. Accordingly, the Partnership has in the past, and may have in the future, difficulty raising prices in the face of increasing crude costs.

Three Months Ended March 31, 1998 Compared with the Three
Months Ended March 31, 1997

	First quarter 1998 net loss was $666,000, or $.05 per unit, versus 1997 first quarter net income of $346,000, or $.01 cents per unit.

	While margins on paving and roofing asphalt products were substantially higher in the current quarter, significantly lower margins on other products resulted in a negative swing in results between quarters of $1,012,000. Huntway also sold low priced residual fuel oil during the quarter in order to optimize refinery production levels and support paving and roofing product pricing. This product was not sold in 1997 due to higher roofing and paving product asphalt demand.

	The following table sets forth the effects of changes in price and volume on sales and material and processing costs on the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997:

											                           Material &				           Barrels
			                       Sales			    Processing		    Net		    Sold

Quarter ended
  March 31, 1997			    $19,065,000 		$16,137,000   $2,928,000 		 809,000

Effect of changes
  in price			           (5,192,000)	  (4,216,000)			 (976,000)
Effect of changes
  in volume			          (1,320,000)	  (1,117,000)			 (203,000)		 (56,000)

Quarter ended
  March 31, 1998			    $12,553,000 		$10,804,000 		$1,749,000 		 753,000


As reflected in the table, sales fell by 34% or $6,512,000 in the first quarter of 1998 versus the first quarter of 1997. Prices were lower across the board, due to lower crude prices. Most of the decline was the result of significantly lower prices for the Partnership's light intermediate refinery feed stocks as compared to 1997 as a result of lower demand for and higher inventory levels of gasoline and diesel fuel on the West Coast. The first quarter of 1997 was marked by a number of refinery turnarounds and other outages, which reduced the production of clean fuels on the West Coast. In addition, first quarter of 1998 was also marked by a wet winter in California and mild winter weather in the balance of the country, which also worked to reduce demand for these products as compared to the first quarter of 1997. This factor also contributed to a reduction in unit volume of 7%.

	Material and processing costs were reduced by 33% or $5,333,000 for the quarter as compared to the comparable quarter of 1997 primarily as a result of much lower crude prices due to a perceived world wide oversupply due to over production by a number of oil producing countries.

	Overall net margins fell by 40% or $1,179,000 between quarters as declines in selling prices generally exceeded crude price declines on light intermediate refinery feed stock products as discussed above. Additionally, low margin residual fuel oil was sold in the current quarter, contributing to the decline in margins. These declines were partially offset by increased margins on paving and roofing products of $820,000 for the current quarter or 53%.

	The decline in unit volume of 7% also contributed to the $1,179,000 decrease in net margins due to a decline in paving and roofing products sales volume of 85,000 barrels or 24% due to the unusually inclement weather experienced during the first quarter of 1998 as compared to the comparatively mild winter of 1997.

	Selling, general and administrative costs decreased by $213,000 as compared to the first quarter of 1997 primarily as a result of lower incentive plan accruals.

	Interest expense was reduced in the quarter by $41,000 due to lower interest rates offsetting higher debt levels. On October 31, 1997 the Partnership issued $21,750,000 in 9.5% Senior Subordinated Secured Convertible Debt due 2007, retired $11,707,000 in 12% senior debt, and redeemed 10,758,696 units or 42% of its total units outstanding. The transaction also reduced the effective interest rate on the Partnerships $8,600,000 Industrial Development Bond from 12% to approximately 6% and provided the Partnership with $2,500,000 in additional working capital. As a result of this transaction, the Partnerships debt increased from $27,924,000 to $37,967,000 effective October 31, 1997. Net interest expense however remained essentially unchanged due to the lower net interest rate on the new convertible debt and the buydown of the approximate 6% interest spread on the Industrial Development Bond.

	Because of the foregoing, as well as other factors affecting the Partnerships operating results, past financial performance should not be considered to be a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.


Capital Resources And Liquidity
	The primary factors that affect the Partnerships cash requirements and liquidity position are fluctuations in the selling prices for its refined products caused by local market supply and demand factors including public and private demand for road construction and improvement. Secondly, demand for diesel fuel and gasoline, as well as fluctuations in the cost of crude oil, which is impacted by a myriad of market factors, both foreign and domestic, influence the Partnerships cash requirements and liquidity position. In addition, capital expenditure requirements, including costs to maintain compliance with environmental regulations as well as debt service requirements, impact the Partnerships cash needs.

	In the first three months of 1998, operating activities used $3,176,000 in cash. The periods net loss of $666,000 offset by depreciation and amortization of $607,000 and the payment of interest by the issuance of notes of $248,000 provided $189,000 in cash. A seasonal increase in inventory of $2,804,000 was partially financed by a seasonal decrease in accounts receivable of $978,000. Accounts payable decreased by $1,674,000 due to a seasonal decrease in crude purchases and falling crude prices. Accrued liabilities increased by $165,000 as only one half of the interest accrued under the senior debt agreements was scheduled for payment in the quarter. Prepaid expenses consumed a nominal $30,000.

 In comparison, during the first quarter of 1997, operating activities used $1,556,000 in cash. The periods net income of $346,000 plus depreciation and amortization of $520,000 provided $866,000 in cash. A seasonal increase in inventory of $4,999,000 was partially financed by an increase in accounts payable of $1,889,000 due to rising crude oil prices. Accrued liabilities increased by $626,000 as only one half of the interest accrued under the Senior note agreements was scheduled for payment in the quarter, as well as increases in accruals for property taxes and incentive compensation. Prepaid expenses consumed $181,000 primarily due to turnaround costs while accounts receivable decreased by a nominal $243,000 due to the timing of certain product sales.

	Investing activities consumed $1,010,000 in cash during the first quarter of 1998 relating to the construction of a new wastewater treatment facility in the Wilmington refinery.
During the first quarter of 1997, investing activities consumed $539,000 primarily for refinery equipment.

	Financing activities consumed $292,000 in the first quarter of 1998 for principal payments on the Senior notes while in January of 1997 $100,000 was used pursuant to a 1993 settlement with the State of Arizona.

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

At March 31, 1998, the cash position of the Partnership was $4,928,000. In the opinion of management, cash on hand, together with anticipated future cash flows, will be sufficient to meet Huntway's liquidity obligations for the next 12 months.

The Partnership has distributed proxy materials to its unitholders for a special meeting to be held on May 29, 1998. The proxy materials describe a proposal that, if approved by them, will result in the conversion of the Partnership to corporate form. It is presently anticipated that this conversion will occur on June 1, 1998. It is also anticipated that this conversion will not materially impact Huntways cash flow in 1998 except for related transaction costs estimated at $300,000 as management believes that significant amounts of taxable income will not be earned in 1998 or 1999 due to the effects of depreciation on existing assets. This assumes earnings before interest, depreciation and amortization does not materially increase from levels earned in 1996 and 1997.



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

	The Partnership is party to a number of lawsuits and other proceedings arising out of the ordinary course of its business. While the results of such lawsuits and proceedings cannot be predicted with certainty, management does not expect that the ultimate liability, if any, will have a material adverse effect on the consolidated financial position, results of operations or of the cash flows of the Partnership other than as previously reported.

Item 2.  Changes in Securities

	Not applicable.

Item 3.  Defaults Upon Senior Securities

	None.

Item 4.  Submission of Matters to a Vote of Security Holders

	None.

Item 5.  Other Information

     		None.

Item 6. Exhibits and Reports on Form 8-K

		(a) Exhibits

			None

		(b) Reports on Form 8-K

A report on Form 8-K was filed on March 31, 1998 to file the following documents:

			First Supplemental Indenture dated as of October 31, 1997 between the Partnership and Fleet National Bank, relating to the Partnership's 12% Senior Secured Notes Due 2005.

			Second Supplemental Indenture dated as of October 31, 1997 between the Partnership and Fleet National Bank, relating to the Partnership's 12% Senior Secured Notes Due 2005.

			First Supplemental Indenture dated as of October 31, 1997 between the Partnership and IBJ Schroder Bank & Trust
Company, relating to the Partnership's Junior Subordinated
Notes Due 2005.

			First Supplemental Indenture dated as of January 14, 1998 between the Partnership and State Street Bank & Trust
Company, as trustee, relating to the Partnership's 12% Senior
Subordinated Secured Convertible Notes Due 2007.

			Third Amendment to Letter of Credit and Reimbursement Agreement dated as of November 30, 1997 between the Partnership, Sunbelt Refining Company, L.P. and Bankers Trust
Company.



SIGNATURES


	Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1998.


HUNTWAY PARTNERS, L.P.

(Registrant)




            			By:
	 										   Warren J. Nelson
											    Executive Vice President
											    and Chief Financial Officer
								      (Principal Accounting Officer)